Form 10-K
period 2022-12-31
BANK OF HAWAII CORP
filed 2023-03-01
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $74.40, was approximately $2,927,429,225. There was no non-voting common equity of the registrant outstanding on that date.

As of February 15, 2023, there were 39,785,398 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end ended December 31, 2022.

Bank of Hawai‘i Corporation

2022 Form 10-K Annual Report

Part I

Item 1.  Business

General

Bank of Hawaii Corporation (“Bank of Hawai‘i Corporation” or the “Parent”) is a Delaware corporation and a bank holding company (“BHC”) headquartered in Honolulu, Hawaii.  The Parent’s principal operating subsidiary, Bank of Hawaii (“Bank of Hawai‘i” or the “Bank”), was organized on December 17, 1897, and is chartered by the State of Hawaii.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Reserve System.

The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or “the Company” refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes.  The Bank’s subsidiaries are identified in Exhibit 21.1 to this Form 10-K and include, among others, Bankoh Investment Services, Inc., and Pacific Century Life Insurance Corporation.  The Bank’s subsidiaries are engaged in securities brokerage, investment advisory services, and providing credit insurance.

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

Bank of Hawai‘i

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order.  As of December 31, 2022, the Bank was classified as “well capitalized.”  The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.  See Note 11 to the Consolidated Financial Statements for more information.

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

The Federal Reserve Act and Federal Reserve Regulation O place restrictions and certain reporting requirements on any extension of credit made by a member bank to (a) an executive officer, director, or principal shareholder of the bank, or any company of which the bank is a subsidiary, and of any other subsidiary of that company, and (b) a company controlled by such a person, or to a political or campaign committee that benefits or is controlled by such a person (collectively referred to as “insiders”).  These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  Certain restrictions also apply to extensions of credit made to an executive officer, directors, or principal shareholder of a bank (or to a related interest of such person) by a correspondent bank.

The Volcker Rule

In December 2013, the Federal Reserve, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volcker Rule.”  The Volcker Rule, as amended on August 20, 2019, generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds.  The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions.  The Volcker Rule has not had a material impact on the Company’s Consolidated Financial Statements, but we continue to evaluate its application to our current and future operations.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium.  The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and an adjusted average total assets.  The Bank’s FDIC insurance assessment was $6.5 million in 2022, $6.5 million in 2021, and $5.8 million in 2020.

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

Human Capital Management

As of December 31, 2022, we employed 2,076 full-time equivalent employees, of which 1,973 are located in the State of Hawaii, with the remainder located in Guam and other Pacific Islands.  None of our employees are subject to a collective bargaining agreement.

The Company values the contributions of all of its employees and is committed to building an active and connected employee community within the Company.  Key areas of focus for the Company include:

Diversity and Inclusion: The Company believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful.  As of December 31, 2022, approximately 87% of our workforce are minorities (non-Caucasian) and approximately 63% of our workforce are female, which accounts for 43% and 60% of our senior leaders and managers, respectively.  We conduct an external pay equity study periodically to evaluate that a gender pay gap does not exist.

Employee Development and Training: The Company is committed to providing all employees with the opportunity to grow, connect and thrive within the Company.  We foster a seamlessly collaborative, digitally connected workplace to support changing needs. We enhance people leadership capability to deliver exceptional employee experience and develop our workforce of tomorrow.  Skills and professional development training is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders.  Key initiatives included the continued support of executive coaching to elevate leadership capabilities, the launch of a new and competitive Leadership Development Program, the first hybrid Pathways to Professional Excellence cohort with the largest enrollment of 38 employees and an enhanced online performance management process that allows the employee to own the first step of the performance review process.

To help maintain Hawaii’s special culture of ‘ohana and working together toward common goals, renewed attention was paid to engaging teammates in a hybrid environment.  Based on employee feedback from surveys, online and in-person sessions were created in 2022 to connect with employees and encourage collaboration.  “Exec Connect” kicked off in January with our Executive Committee and returned in November during Employee Experience (“EX”) Month with our Operating Committee, giving employees opportunities to interact with members of the Executive Committee and Operating Committee.  Employees were able to hear about high level strategies and share their own concerns and observations.  “Exec Connect” proved to be especially valuable in welcoming new employees, allowing them to familiarize themselves with key executives and other employees.  “Recruit Connect” also continued in 2022 to help teammates identify job opportunities within the Company and find out more about them. In some cases, sessions led to referred candidates joining the Bank, and to current employees finding a new career path.  “Manager Excellence Forums” continued in February 2022 as a platform connecting managers so that they can learn from and support one another when facing real management issues, and discuss practical solutions.  Manager engagement has been key to navigating the ever changing business environment, and these forums help managers stay connected and improve their management skills while moving forward with their teams.  Forum topics are suggested by the participants, who meet every other month, and have included Reemergence, Mastering Change, Employee Experience, opportunities to deliver great EX, importance of psychological safety, and how our leaders can continue to build stronger teams.  “Rising Team” launched in October 2022 to offer a new and modern way for us to strengthen our connection with our teammates.  “Rising Team” is a software tool that provides managers a way to facilitate sessions with their team and offers everyone the opportunity to share thoughts and feedback in real time on a variety of leadership themed topics, such as Psychological safety, Appreciation, Natural talents and Career horizons.

Employee Benefits: The Company believes in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and motivate employees.  In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include: mortgage discount program, student loan assistance program, well-being sessions, and personal finance education.  In 2022, the Bank introduced a new Paid Time Off benefit that provides our employees with more flexibility and paid Parental Leave.

Health and Safety: The health and safety of our employees is a priority. In 2022, our commitment to workplace safety and workforce health enabled the Company to maintain business and operational continuity without diminishing our focus on both employee and customer safety during the COVID-19 pandemic.  We also invested in ventilation system upgrades.  Employees who chose not to get COVID vaccinated, were required to complete COVID testing weekly.  The Company paid for the testing, provided paid time off to complete the weekly testing, and secured on site testing arrangements for our employees.  The Company hosted onsite COVID-19 vaccine and/or booster shot clinics, as well as provided paid time off for employees to receive their COVID-19 vaccine and/or booster shot.

Information about our Executive Officers

Listed below are executive officers of the Parent.

Peter S. Ho, 57

Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 59

Vice Chair since December 2017; Chief Financial Officer since March 2017.

Marco A. Abbruzzese, 57

Vice Chair, Senior Executive Director of Wealth Management since January 2022; Regional Managing Director - Washington and Alaska of Wells Fargo from May 2009 to December 2021.

Sharon M. Crofts, 57

Vice Chair, Client Solutions Group since April 2016.

James C. Polk, 56

Chief Banking Officer since January 2022; Chief Commercial Officer from April 2020 to December 2021; Vice Chair since June 2016.

Mary E. Sellers, 66

Vice Chair and Chief Risk Officer since July 2005.

Matthew K.M. Emerson, 45

Vice Chair since November 2022; Senior Executive Director of Mortgage Banking and Loans since February 2020; Executive Vice President and Senior Executive Director of eCommerce from September 2018 to February 2020; Executive Vice President, Director of Business and Retail Deposit Products from February 2018 to September 2018.

Jeanne M. Dressel, 61

Principal Accounting Officer, Senior Vice President and Controller since November 2022; Global Controller of Blockchain.com from September 2021 to October 2022; Senior Vice President and Controller of First Interstate Bank from October 2018 to September 2021; Corporate Controller of Ethos Lending LLC from February 2017 to October 2018.

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

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public unrest, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including the COVID-19 pandemic, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending.  Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including continuing military conflict between Russia and Ukraine, terrorism or other geopolitical events.

The impacts of various travel restrictions and quarantine requirements for visitors to Hawaii in connection with the COVID-19 pandemic had a dramatic negative impact on tourism and general economic conditions in our markets.  Although there has been significant improvement in tourism and general economic conditions, COVID-19 continues to impact Hawaii and the Pacific Islands, including a lagging recovery in international tourism.

Deterioration of economic conditions, locally, nationally, and internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues, higher expenses, and lower earnings. The level of domestic and international visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

Even as more and more individuals become fully vaccinated against COVID-19, prior and any future travel restrictions and mandatory quarantines related to the COVID-19 pandemic may have a lasting impact on tourism spending in Hawaii.  Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, a dramatic drop in tourism spending affects them directly, as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy and widespread reduction to our customers’ income in turn will have a negative impact on our operations.  We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely affect our business, results of operations, financial condition, regulatory capital, and liquidity ratios.

The COVID-19 pandemic, the institution of physical distancing, and shelter-in-place requirements resulted in both temporary and permanent closures of many businesses. As a result, the demand for our products and services has been and may continue to be significantly impacted.  Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.  We had temporarily closed certain of our branches and permanently closed others. Many employees are now working remotely or on a hybrid schedule.

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  We continue to work with our customers after the initial assistance programs expired.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

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

Increased credit losses for the Bank could result if economic conditions stagnate or deteriorate.  The risk of nonpayment on loans and leases is inherent in all lending activities.  We maintain a reserve for credit losses to absorb estimated expected credit losses over the life of the loan and lease portfolio as of the balance sheet date.  Management makes various assumptions and judgments about the loan and lease portfolios in determining the level of the reserve for credit losses.  Many of these assumptions are based on current economic conditions.  Should economic conditions stagnate or deteriorate nationally or in Hawaii, we may experience higher credit losses in future periods.

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

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, dividends on the Parent’s common and preferred stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent.  The Parent’s ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited if federal and state laws and regulations further limit the amount of dividends the Bank is permitted to pay the Parent.

There can be no assurance that the Parent will continue to declare cash dividends or repurchase stock.

During 2022, the Parent repurchased 627,629 shares of common stock at a total cost of $49.8 million under its share repurchase program.  We suspended share repurchases from March 2020 to July 2021 in light of the COVID-19 pandemic. The Parent also paid cash dividends of $112.6 million on common shares during 2022.  In January 2023, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.

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

The transition continues to be overseen by an enterprise-wide, cross-functional project team that reports to executive management on an ongoing basis.  The project team is organized around key work streams, which cover the products, systems, and operational processes impacted by the transition as well as client communication.  Since its formation, the project team has overseen the transition to non-LIBOR based adjustable rate mortgages and floating rate commercial loans as well as related customer derivatives (LIBOR-based ARMs no longer offered since November 2020 and LIBOR-based commercial loans no longer offered since December 2021) and continues to work toward facilitating the transition of legacy LIBOR products.

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

The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry.  The Dodd-Frank Act, other consumer protection laws, and their implementing rules and regulations are likely to continue to result in increased compliance costs, along with possible restrictions on our products, services and manner of operations, any of which may have a material adverse effect on our results of operations and financial condition.

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

Further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations.  For example, the Inflation Reduction Act was enacted on August 16, 2022, and introduced, among provisions, a new corporate minimum income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service.  Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax, as well as the potential application of the share repurchase excise tax, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.  Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations.  Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results.  Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements.  These changes are not within our control and may significantly impact our financial condition and results of operations.

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

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, in some cases are designed not to be detected and, in fact, may not be detected.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus making it virtually impossible for us to entirely mitigate this risk.  A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial and personal information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us.  The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.

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

We act as servicer for mortgage loans sold into the secondary market, primarily to government sponsored enterprises (“GSEs”) such as Fannie Mae.  As a seller and servicer for those loans, we make warranties about their origination and are required to perform servicing according to complex contractual and handbook requirements.  We maintain systems and procedures intended to ensure that we comply with these requirements. We may be penalized and, in limited instances required to repurchase certain mortgages, due to alleged failures to adhere to these requirements.  Should GSEs change the requirements in their servicing handbooks, we may sustain higher compliance costs.

Risks related to representation and warranty provisions may impact our mortgage loan servicing business

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae.  The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae.  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.  As of December 31, 2022, the unpaid principal balance of residential mortgage loans sold by the Company was $2.1 billion.  The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met.  Some agreements may require the Company to repurchase delinquent loans.  Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the year ended December 31, 2022, the Company repurchased six residential mortgage loans with an aggregate unpaid principal balance totaling $1.6 million as a result of the representation and warranty provisions contained in these contracts.  The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.

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

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information.  We expend significant resources to comply with regulatory requirements.  Failure to comply could result in reputational harm or significant legal and/or remedial costs.  Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range				Dividends
Year/Period	High	Low	Close	Book Value	Declared
2022	$92.38	$70.15	$77.56	$28.54	$2.80
First Quarter	92.38	79.60	83.92		0.70
Second Quarter	84.93	70.97	74.40		0.70
Third Quarter	85.45	70.89	76.12		0.70
Fourth Quarter	82.87	70.15	77.56		0.70

2021	$99.10	$75.65	$83.76	$35.57	$2.74
First Quarter	99.10	75.65	89.49		0.67
Second Quarter	95.95	81.23	84.22		0.67
Third Quarter	87.12	75.68	82.17		0.70
Fourth Quarter	88.96	78.73	83.76		0.70

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications.  As of February 15, 2023, there were 5,290 common shareholders of record.

The Parent’s Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders and the level and feasibility of repurchasing shares of the Parent’s common stock.  Under the Parent’s historical practice, dividends declared on common stock are paid within the quarter.  See “Dividend Restrictions” under “Supervision and Regulation” in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2022	20,157	$74.58	14,750	$49,744,220
November 1 - 30, 2022	96,762	78.67	94,750	42,292,742
December 1 - 31, 2022	82,846	77.26	82,846	35,892,569
Total	199,765	$77.67	192,346
[1]

During the fourth quarter of 2022, 7,419 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof.  The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act.  The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index, the S&P Banks Index, and the S&P Supercomposite Regional Bank Index.  The Company has added the S&P Supercomposite Regional Bank Index to the graph because the companies in this index are the ones with which the Company competes for capital and talent. The graph assumes that $100 was invested on December 31, 2017, in the Parent’s common stock, the S&P 500 Index, the S&P Banks Index, and the S&P Supercomposite Regional Bank Index.  The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Bank of Hawaii Corporation
S&P 500
S&P Banks Index
S&P Supercomposite Regional Bank Index

	2017	2018	2019	2020	2021	2022
Bank of Hawaii Corporation	$100	$81	$118	$99	$111	$107
S&P 500 Index	$100	$96	$126	$149	$192	$157
S&P Banks Index	$100	$84	$118	$101	$137	$111
S&P Supercomposite Regional Bank Index	$100	$82	$107	$99	$139	$114

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2022 and 2021 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2020 fiscal year, as well as the year-to-year comparison between fiscal 2021 and 2020, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are those that are related to the determination of the reserve for credit losses, fair value estimates, and income taxes.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses.  The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions.

The reserve for credit losses consists of the allowance for credit losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”).  As a result of our January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019.  The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”).  The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).  It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”    The reserve for credit losses is an estimate that is subject to uncertainty due to various assumptions and significant judgements used in the estimation process.

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.  Historical loss experience is generally the starting point for estimating expected credit losses.  We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used.  These adjustments can include accounting for new or discontinued products, changes in our portfolio composition, delinquency trends, and with forecasted economic conditions including but not limited to unemployment, real estate market conditions (e.g. prices, sales activity and inventory), visitor arrivals, the continued uncertainty of the COVID-19 pandemic, and the cumulative impact of fiscal, monetary and regulatory programs in response to the pandemic.  The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit.  The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. However, a liability is not recognized for commitments unconditionally cancellable by the Company.

The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method.  This method pools loans into groups (“cohorts”) sharing similar risk characteristics based on product and risk ratings, and tracks each cohort’s historical net charge-offs to calculate a historical loss rate.  The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.

The historical loss experience for the consumer portfolio segment is primarily determined using a Vintage method.  This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originate in the same period, known as a vintage.  The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the Allowance for most of the consumer portfolio segment.  The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further based on historical loss behavior.  For example, we sub-segment residential mortgages by geography and home equity by lien position.

The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws.  Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken).  To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates.  If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw.  Expected loss rates are estimated using the loss rates calculated for the corresponding loan category in the Allowance.  For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

We also consider qualitative adjustments to the quantitative baseline such as the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used.  Relevant factors include, but are not limited to, concentrations of credit risk, such as geographic, large borrower, industry; and economic trends and conditions, such as Hawaii unemployment, real estate prices and market conditions, and visitor arrivals.  We also consider changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

We also incorporate a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the loan portfolios, which could differ from historical loss experience. We also perform asset quality reviews which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration.  The results of the asset quality review are used to consider qualitative adjustments to the quantitative baseline.  After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

The company utilizes the University of Hawaii Economic Research Organization (“UHERO”) macroeconomic forecast that continuously changes due to economic conditions and events. The forecast includes various economic variables for Hawaii such as gross domestic product (“GDP”), unemployment rate, visitor arrivals, residential real estate market conditions, personal income, and inflation rate. We also utilize other third party macroeconomic forecast tools to provide broader US economic variables such as interest rates.

The reserve for credit losses is generally sensitive to economic conditions and assumptions given the impact for potential losses for the consumer portfolio and risk rating migration for the commercial portfolio.  For the consumer portfolio, as an example, an increase in the forecasted Hawaii unemployment rate could lead to an increase in the rate of delinquencies and consequently charge-offs for consumer borrowers.  For the Allowance at December 31, 2022, a 25 basis point increase in the forecasted Hawaii unemployment rates would have increased the quantitative component of the Allowance for consumer loans by an estimated $2.6 million.  For the commercial portfolio, the impact of adverse changes in economic conditions on borrowers will vary, and generally evaluated on a case-by-case basis to include the borrower’s existing financial capacity.  Borrowers that would be most adversely impacted are identified as having the potential for migrating from a Pass to a Classified risk rating.  For the Allowance at December 31, 2022, a 50 basis point increase in the % of commercial loans risk rated as Classified would increase the quantitative component of the Allowance for commercial loans by an estimated $2.1 million.  This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and assumptions may have on the Allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments.  As of December 31, 2022, and December 31, 2021, $2.9 billion or 12% and $4.4 billion or 19%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third party pricing service.  These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy.  Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments.  As of December 31, 2022, and December 31, 2021, $168.0 million and $18.8 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.

As of December 31, 2022, and December 31, 2021, Level 3 financial assets recorded at fair value on a recurring basis were $46.6 million and $42.6 million, respectively, or less than 1% of our total assets, and were comprised primarily of derivative financial instruments.  As of December 31, 2022, and December 31, 2021, Level 3 financial liabilities recorded at fair value on a recurring basis were $168.0 million and $17.9 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, character and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  As of December 31, 2022, and December 31, 2021, we carried a valuation allowance of $6.2 million and $3.2 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  As of December 31, 2022, and December 31, 2021, our liabilities for UTBs were $3.7 million and $4.0 million, respectively.

In 2022, the Company recognized federal and State of Hawaii investment tax credits from energy investments.  The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes.  These credits reduced the Company's provision for income taxes by $1.0 million, $2.1 million, and $3.1 million in 2022, 2021, and 2020, respectively.

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

Hawaii Economy

The COVID-19 pandemic has had and is continuing to have an impact on the Hawaii economy.  Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.  Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy, supplying about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite the COVID-19 pandemic.  Hawaii’s large retiree population also contributes to a stable economic base.  Hawaii’s unemployment rate was 3.2% in December 2022, substantially below its peak in April and May of 2020 and below the national average as of year-end 2022.

As previously mentioned, local housing prices are one of the metrics that we continually monitor.  While sales volume fell year-over-year given the sharp rise in interest rates, home prices remained relatively stable and months of inventory remained relatively low.  The volume of single-family home sales on Oahu decreased 23.2% in 2022 compared to 2021, while the volume of condominium sales on Oahu decreased 11.8% in 2022 compared to 2021.  The median price of single-family home sales on Oahu increased by 11.6% in 2022 compared to 2021, while the condominium sales price on Oahu increased by 7.4% in 2022 compared to 2021.  As of December 31, 2022, months of inventory of single-family homes and condominiums on Oahu was 2.1 months and 2.2 months, respectively, compared to 0.8 months and 1.6 months as of December 31, 2021.

Earnings Summary

Net income for 2022 was $225.8 million, a decrease of $27.6 million or 11% compared to 2021.  Diluted earnings per common share were $5.48 in 2022, a decrease of $0.77 or 12% compared to 2021.  Our return on average assets was 0.98% in 2022, a decrease of 16 basis points from 2021, and our return on average shareholders’ equity was 16.10% in 2022, compared to 16.94% in 2021.

Our lower net income in 2022 was primarily due to the following:

•	The provision for credit losses in 2022 was a net benefit of $7.8 million compared to a net benefit of $50.5 million in 2021.
•

Mortgage banking income was $6.0 million in 2022, a decrease of $9.0 million or 60% compared to 2021.  This decrease was primarily due to decreased mortgage originations due to the higher interest rate environment.

•

Net losses on sales of investment securities was $6.1 million in 2022, an increase of $4.8 million compared to 2021.  This increase was primarily due to fees related to the Visa Class B Shares conversion rate agreements as well as gains on sales of investment securities in 2021.

•

Other noninterest income was $15.6 million in 2022, a decrease of $4.0 million or 20% compared to 2021.  This decrease was primarily due to one-time pre-tax charge of $6.9 million related to our agreement to sell assets that terminated leveraged leases related to 31 locomotives.

•

Salaries and benefits expense was $235.3 million in 2022, an increase of $7.0 million or 3% compared to 2021.  This increase was primarily due to increase in base salaries and incentive compensation coupled with a $5.7 million increase in share-based compensation due to a higher number of restricted stock units being amortized.

•

Net occupancy expense was $39.4 million in 2022, an increase of $13.2 million or 50% compared to 2021.  This increase was primarily due to a $9.5 million gain on sales of real estate property on the island of Oahu and Guam in 2021.

These items were partially offset by the following

•

Net interest income was $540.6 million in 2022, an increase of $43.3 million or 9% compared to 2021.  This increase was primarily due to the higher rate environment and strong loan growth over the year.

•	Service Charges on Deposit Accounts was $29.6 million in 2022, an increase of $4.1 million or 16% compared to 2021. This increase was primarily due to increased transaction volume.
•

The provision for income taxes was $64.8 million in 2022, a decrease of $7.4 million or 10% compared to 2021.  The effective tax rate was 22.31% in 2022 compared to 22.17% in 2021.  The provision for income tax decrease was primarily due to a lower pretax income.

We maintained a strong balance sheet throughout 2022, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•	Total assets were $23.6 billion as of December 31, 2022, an increase of $0.8 billion or 4% from December 31, 2021.
•

Total loans and leases were $13.6 billion as of December 31, 2022, an increase of $1.4 billion or 11% from December 31, 2021, primarily due to strategic growth in lower risk loan categories including Commercial Mortgage, Residential Mortgage, and Home Equity.

•

The allowance for credit losses (the “Allowance”) was $144.4 million as of December 31, 2022, a decrease of $13.4 million or 8% from December 31, 2021.  The ratio of Allowance for credit losses to loans and leases outstanding was 1.06% as of December 31, 2022, compared to 1.29% as of December 31, 2021.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of our investment securities portfolio was $8.3 billion as of December 31, 2022, a decrease of $0.7 billion or 8% from December 31, 2021.  The Company transferred approximately $1.3 billion in available-for-sale investment securities to held-to-maturity during the third quarter of 2022.  The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

•	Total deposits were $20.6 billion as of December 31, 2022, an increase of $0.3 billion or 1% from December 31, 2021, primarily due to an increase in public deposits.
•

Total shareholders’ equity was $1.3 billion as of December 31, 2022, a decrease of $0.3 billion or 18% from December 31, 2021.  During 2022, we repurchased 689,450 shares of common stock at a total cost of $55.1 million.  We also paid cash dividends of $112.6 million on common shares during 2022.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable-equivalent basis, are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 1
	2022			2021
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.0	$—	1.05%	$2.7	$—	0.36%
Funds Sold	260.5	4.3	1.64	692.4	0.9	0.13
Investment Securities
Available-for-Sale
Taxable	3,644.2	70.5	1.93	4,266.9	64.2	1.50
Non-Taxable	4.0	0.1	2.92	10.1	0.4	4.21
Held-to-Maturity
Taxable	4,750.0	80.9	1.70	3,988.1	61.0	1.53
Non-Taxable	35.6	0.7	2.10	50.7	1.2	2.41
Total Investment Securities	8,433.8	152.2	1.80	8,315.8	126.8	1.53
Loans Held for Sale	6.9	0.3	3.70	24.3	0.7	2.82
Loans and Leases [1]
Commercial and Industrial	1,349.3	46.2	3.42	1,285.1	37.1	2.88
Paycheck Protection Program	44.0	2.7	6.07	453.9	25.7	5.67
Commercial Mortgage	3,420.1	121.9	3.56	2,940.0	86.7	2.95
Construction	232.6	10.6	4.56	271.6	9.5	3.50
Commercial Lease Financing	88.5	1.3	1.49	107.2	1.5	1.42
Residential Mortgage	4,484.2	147.4	3.29	4,232.4	140.1	3.31
Home Equity	2,072.2	62.1	3.00	1,637.1	49.6	3.03
Automobile	786.1	25.4	3.23	717.0	24.6	3.43
Other [2]	419.5	23.0	5.49	379.4	23.9	6.30
Total Loans and Leases	12,896.5	440.6	3.42	12,023.7	398.7	3.32
Other	40.5	1.2	3.01	32.9	0.7	2.13
Total Earning Assets [3]	21,641.2	598.6	2.77	21,091.8	527.8	2.50
Cash and Due from Banks	237.4			252.5
Other Assets	1,128.1			882.9
Total Assets	$23,006.7			$22,227.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,377.1	$6.1	0.14%	$4,509.8	$2.7	0.06%
Savings	7,767.7	22.9	0.30	7,421.9	6.2	0.08
Time	1,135.5	10.7	0.94	1,331.8	6.3	0.47
Total Interest-Bearing Deposits	13,280.3	39.7	0.30	13,263.5	15.2	0.11
Short-Term Borrowings	77.1	2.5	3.23	5.2	—	0.13
Securities Sold Under Agreements to Repurchase	479.8	12.6	2.63	541.9	13.3	2.45
Other Debt	42.4	2	4.82	27.7	0.9	3.41
Total Interest-Bearing Liabilities	13,879.6	56.8	0.41	13,838.3	29.4	0.21
Net Interest Income		$541.8			$498.4
Interest Rate Spread			2.36%			2.29%
Net Interest Margin			2.50%			2.36%
Noninterest-Bearing Demand Deposits	7,270.4			6,507.6
Other Liabilities	454.2			385.7
Shareholders’ Equity	1,402.5			1,495.6
Total Liabilities and Shareholders’ Equity	$23,006.7			$22,227.2
[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $1.3 million and $1.1 million for the years ended December 31, 2022, and December 31, 2021, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2022 Compared to 2021
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.9)	$4.3	$3.4
Investment Securities
Available-for-Sale
Taxable	(10.3)	16.6	6.3
Non-Taxable	(0.2)	(0.1)	(0.3)
Held-to-Maturity
Taxable	12.5	7.4	19.9
Non-Taxable	(0.3)	(0.2)	(0.5)
Total Investment Securities	1.7	23.7	25.4
Loans Held for Sale	(0.6)	0.2	(0.4)
Loans and Leases
Commercial and Industrial	1.9	7.2	9.1
Paycheck Protection Program	(24.8)	1.8	(23.0)
Commercial Mortgage	15.5	19.7	35.2
Construction	(1.5)	2.6	1.1
Commercial Lease Financing	(0.2)	0.0	(0.2)
Residential Mortgage	8.3	(1.0)	7.3
Home Equity	13.1	(0.6)	12.5
Automobile	2.3	(1.5)	0.8
Other [2]	2.3	(3.2)	(0.9)
Total Loans and Leases	16.9	25.0	41.9
Other	0.2	0.3	0.5
Total Change in Interest Income	17.3	53.5	70.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	3.5	3.4
Savings	0.3	16.4	16.7
Time	(1.0)	5.4	4.4
Total Interest-Bearing Deposits	(0.8)	25.3	24.5
Short-Term Borrowings	0.9	1.6	2.5
Securities Sold Under Agreements to Repurchase	(1.6)	0.9	(0.7)
Other Debt	0.6	0.5	1.1
Total Change in Interest Expense	(0.9)	28.3	27.4
Change in Net Interest Income	$18.2	$25.2	$43.4

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

Yields on our earning assets increased by 27 basis points in 2022 compared to 2021 primarily due to the higher rate environment.

Yields on our investment securities portfolio increased by 27 basis points.  Yields on our funds sold increased by 151 basis points primarily due to federal fund rate increases.  Yields on our commercial and industrial loans excluding Paycheck Protection Program (“PPP”) loans increased by 54 basis points primarily due to the higher interest rate environment.  Contractual yields on Paycheck Protection Program loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the Small Business Administration (“SBA”) ahead of maturity.  Yields on our commercial mortgage loans increased by 61 basis points due to the higher interest rate environment and an interest recovery in the second quarter of 2022.  Yields on our construction loans increased by 106 basis points due to the higher interest rate environment and the payoff of lower yielding loans. Yields on our residential mortgage loans and home equity loans decreased by 2 basis points and 3 basis points, respectively, primarily due to pay downs of higher rate loans offset by the higher interest rate environment.  Yields on other loans decreased by 81 basis points primarily due to the full year impact of promotional lower rate installment loans originated in the prior year.

Interest rates paid on our interest-bearing liabilities increased 20 basis points in 2022 compared to 2021.  Interest rates paid on our securities sold under agreements to repurchase increased by 18 basis points from 2021 primarily due to the addition of $300.0 million in repurchase agreements with private institutions in the fourth quarter of 2022.

Average balances of our earning assets increased by $0.5 billion or 3% in 2022 compared to 2021 primarily due to an increase in the average balances of our loan and lease portfolio. The average balance of funds sold decreased by $431.9 million or 62%. The average balances of our investment securities increased by $0.1 billion. The average balance of total loan and leases increased by $872.8 million.  The average balance of our commercial and industrial portfolio increased by $64.2 million or 5%. The average balance of our commercial mortgage portfolio increased by $480.1 million or 16% as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $251.8 million or 6% primarily due to new originations which offset continued paydowns. The average balance of our home equity portfolio increased by $435.1 million mainly due to growth driven by ongoing promotions of our SmartRefi program.  The average balance of our automobile loans portfolio increased by $69.1 million or 10% primarily due to competitive loan programs and pricing.

The average balances of our interest bearing deposit products increased by $16.8 million or 0.1%.  The average balances of our interest-bearing liabilities increased by $41.3 million or 0.3%. The average balance of our interest bearing demand deposits decreased by $132.7 million or 2.9%.  The average balance of our savings deposits increased by $345.8 million or 4.7%.  The average balance of our time deposits decreased by $196.3 million or 14.7%.

The average balances of our securities sold under agreements to repurchase decreased by $62.1 million or 11%.  This decrease was due to terminations and calls of repurchase agreements with private institutions ($25.0 million called in 2022 and $150.0 million terminated in 2021), partially offset by $300.0 million originated in late 2022.  The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, increased by $14.7 million or 53% primarily due to new FHLB advances totaling $400.0 million originated in late 2022, partially offset by the prepayment of FHLB advances totaling $50.0 million during 2021.

Noninterest Income

Table 3 presents the major components of noninterest income for 2022 and 2021.

Noninterest Income	Table 3
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2022	2021	2022 to 2021
Trust and Asset Management	$43,803	$46,068	$(2,265)	(5)%
Mortgage Banking	5,980	14,964	(8,984)	(60)
Service Charges on Deposit Accounts	29,620	25,564	4,056	16
Fees, Exchange, and Other Service Charges	54,914	55,457	(543)	(1)
Investment Securities Losses, Net	(6,111)	(1,297)	(4,814)	n.m.
Annuity and Insurance	3,782	3,224	558	17
Bank-Owned Life Insurance	9,968	7,784	2,184	28
Other	15,585	19,589	(4,004)	(20)
Total Noninterest Income	$157,541	$171,353	$(13,812)	(8)%

n.m.- not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that the Bank manages and the fee rate charged to customers.  Total trust assets under administration were $10.5 billion and $11.5 billion as of December 31, 2022, and December 31, 2021, respectively.  Trust and asset management income decreased by $2.3 million or 5% in 2022 compared to 2021 due to decreases in trust assets under administration and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $9.0 million or 60% in 2022 compared to 2021.  This decrease was primarily due to decreased sales of conforming saleable loans from current production. This decrease was partially offset by lower amortization of mortgage servicing rights.

Service charges on deposit accounts increased by $4.1 million or 16% in 2022 compared to 2021.  This increase was primarily due to an increase in overdraft fees attributed to an increase in transaction volume.

Net losses on sales of investment securities totaled $6.1 million and $1.3 million in 2022 and 2021, respectively.  The net loss in 2022 was primarily due to $6.1 million in the fees paid to the counterparties of our prior Visa Class B share sales transactions.  The net loss in 2021 was primarily due to $5.1 million of the fees paid to the counterparties of our prior Visa Class B share sales transactions.  This was offset by $3.8 million net gains on the sales of investment securities in 2021.

Bank-owned life insurance increased by $2.2 million or 28% in 2022 compared to 2021 primarily due to policy purchases in 2022.

Other noninterest income decreased by $4.0 million or 20% in 2022 compared to 2021.  This decrease was primarily due to a $6.9 million loss related to the sale of certain leveraged lease assets.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2022 and 2021.

Noninterest Expense	Table 4
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2022	2021	2022 to 2021
Salaries and Benefits:
Salaries	$146,840	$135,416	$11,424	8%
Incentive Compensation	23,425	22,462	963	0
Share-Based Compensation	15,220	12,489	2,731	22
Commission Expense	4,708	8,901	(4,193)	(47)
Retirement and Other Benefits	17,242	20,213	(2,971)	(15)
Payroll Taxes	13,395	12,404	991	8
Medical, Dental, and Life Insurance	11,958	12,831	(873)	(7)
Separation Expense	2,482	3,577	(1,095)	(31)
Total Salaries and Benefits	235,270	228,293	6,977	3
Net Occupancy	39,441	26,244	13,197	50
Net Equipment	38,374	35,703	2,671	7
Data Processing	18,362	20,297	(1,935)	(10)
Professional Fees	14,557	12,895	1,662	13
FDIC Insurance	6,546	6,536	10	0
Other Expense:
Delivery and Postage Services	6,606	6,358	248	4
Mileage Program Travel	4,591	4,948	(357)	(7)
Merchant Transaction and Card Processing Fees	6,005	5,180	825	16
Advertising	9,976	9,606	370	4
Amortization - Solar Energy Partnership Investments	1,189	2,048	(859)	(42)
Other	34,348	35,481	(1,133)	(3)
Total Other Expense	62,715	63,621	(906)	(1)
Total Noninterest Expense	$415,265	$393,589	$21,676	6%

Total salaries and benefits increased by $7.0 million or 3% in 2022 compared to 2021 primarily due a $11.4 million increase in salaries coupled with a $2.7 million increase in shared-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $4.2 million decrease in commission expense and a $3.0 million decrease in retirement and other benefits.

Net occupancy expense increased by $13.2 million or 50% in 2022 compared to 2021 primarily due to gains on sale of real estate property on the island of Oahu and Guam in 2021 of $9.5 million, coupled with an increase in net rental expense in 2022.

Net equipment expense increased by $2.7 million or 7% in 2022 compared to 2021 primarily due to an increase in software license fees coupled with an increase in maintenance expense.  These increases were partially offset by a decrease in depreciation expense in 2022 compared to 2021.

Data processing expense decreased by $1.9 million or 10% in 2022 compared to 2021 primarily due to expenses we incurred in 2021 related to the rollout of contactless cards.

Professional fees expense increased by $1.7 million or 13% in 2022 compared to 2021 due to the augmentation of staffing to support corporate initiatives.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2022 and 2021:

Provision for Income Taxes and Effective Tax Rates	Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2022	$64,830	22.31%
2021	$72,182	22.17%

The provision for income taxes was $64.8 million in 2022, a decrease of $7.4 million compared to 2021.  The higher effective tax rate in 2022 compared to 2021 was primarily due to the decrease in tax benefits from tax-advantaged investments such as Investments in Low-Income Housing, Municipal Bonds, and Leasing Transactions. The effective tax rate in 2022 was also negatively impacted by a reduction in tax benefits from the exercise of stock options and the vesting of restricted stock.

Analysis of Business Segments

Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other.  Table 6 summarizes net income from our business segments for 2022 and 2021.  Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2022	2021
Consumer Banking	$88,417	$79,474
Commercial Banking	124,154	121,305
Total	212,571	200,779
Treasury and Other	13,233	52,593
Consolidated Total	$225,804	$253,372

Consumer Banking

Net income increased by $8.9 million or 11% in 2022 compared to 2021 primarily due to an increase in net interest income, partially offset by an increase in noninterest expense and a decrease in noninterest income. The increase in net interest income was primarily due to higher deposit spreads and higher deposit and loan balances, partially offset by lower loan spreads. The increase in noninterest expense was primarily due to higher allocated expenses related to support units, and higher salaries and benefits expense, partially offset by the rollout of contactless cards in the first quarter of 2021. Also, noninterest expense in 2021 included a gain on the sale of a real estate property on the island of Oahu.  The decrease in noninterest income was primarily due to lower mortgage banking income as a result of decreased sales of conforming saleable loans from current production, partially offset by higher overdraft fees and other income.

Commercial Banking

Net income increased by $2.8 million or 2% in 2022 compared to 2021 primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.  The increase in net interest income was primarily due to higher average spreads on deposits, partially offset by lower loan spreads and deposit balances. Loan portfolio growth was primarily driven by increases in the commercial mortgage portfolio, partially offset by runoff in PPP loans. The decrease in deposit balances was primarily driven by decreases in interest bearing and savings balances, partially offset by increases in noninterest bearing and time deposits.  The decrease in noninterest income is primarily due to a loss on sale of equipment related to the early buyout of a leveraged lease, and a reduction in loan fees due to several large one time fees realized in the prior year. Those reductions were partially offset by increases in customer derivative program revenue, merchant income, and letters of credit. The increase in noninterest expense was primarily due to higher allocated expenses from support units, higher salaries and benefits expense, and merchant transaction and processing fees, partially offset by increased deferred salaries from loan originations and reduced professional fees.

Treasury and Other

Net income decreased by $39.4 million in 2022 compared to 2021 primarily due to lower negative provision for credit losses and lower net interest income, partially offset by lower noninterest expense and lower provision for income taxes.  The negative provision in 2022 was lower than the negative provision in 2021, as most of the credit concerns associated with COVID-19 that led to a significant build in reserve in 2020 were reversed in 2021, with the development of a vaccine and significant regulatory relief and fiscal stimulus.  The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in interest income from higher asset yields.  The decrease in noninterest expense was due to early termination costs incurred in the second and third quarter of 2021 related to the prepayment of repurchase agreements and FHLB advances.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2022
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$0.2	3.3%	$203.3	2.7%	$44.8	1.4%	$—	0.0%	$248.3	2.4%	$233.9
Debt Securities Issued by States and Political Subdivisions	7.9	3.9	18.9	4.5	74.5	2.4	6.4	2.3	107.7	2.9	95.3
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.2	0.8	1.6	1.5	47.0	6.4	—	—	48.8	6.3	48.6
Debt Securities Issued by Corporations	—	—	288.5	4.7	562.1	5.2	—	—	850.6	5.1	794.7
Mortgage-Backed Securities [2]
Residential - Government Agencies	8.2	4.3	165.3	2.6	655.3	2.3	—	—	828.8	2.4	732.8
Residential - U.S. Government- Sponsored Enterprises	0.3	3.8	230.7	1.6	689.0	1.8	—	—	920.0	1.7	793.9
Commercial - Government Agencies	—	—	161.6	2.8	6.6	2.5	—	—	168.2	2.7	145.7
Total Mortgage-Backed Securities	8.5	4.3	557.6	2.3	1,350.9	2.0	—	—	1,917.0	2.1	1,672.4
Total Available-for-Sale	$16.8	4.0%	$1,069.9	3.1%	$2,079.3	3.0%	$6.4	2.3%	$3,172.4	3.0%	$2,844.8
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	0.0%	$7.5	0.3%	$124.1	0.0%	$—	0.0%	$131.6	0.0%	$113.4
Debt Securities Issued by Corporations	—	—	6.0	1.6	—	—	11.0	1.6	17.0	1.6	14.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	6.5	3.5	129.1	2.8	1,712.6	1.5	—	—	1,848.2	1.6	1,554.2
Residential - U.S. Government- Sponsored Enterprises	1.2	2.3	89.8	2.2	2,542.6	1.9	335	1.9	2,968.3	1.9	2,571.3
Commercial - Government Agencies	4.9	2.2	261.7	1.4	137.0	1.5	45.4	1.7	448.9	1.5	362.0
Total Mortgage-Backed Securities	12.6	2.4	480.6	1.9	4,392.2	1.7	380.1	1.9	5,265.5	1.7	4,487.5
Total Held-to-Maturity	$12.6	2.4%	$494.1	1.9%	$4,516.3	1.7%	$391.1	1.9%	$5,414.1	1.7%	$4,615.4
Total Investment Securities
As of December 31, 2022	$29.4		$1,564.0		$6,595.6		$397.5		$8,586.5		$7,460.2
As of December 31, 2021	$33.2		$7,179.9		$1,732.3		$70.3		$9,015.7		$8,922.7
[1]	Weighted-average yields on investment securities available-for-sale are based on amortized cost.
[2]	Information for mortgage-backed securities and small business administration securities reflect weighted average life, including anticipated future prepayments.

As of December 31, 2022, our investment securities portfolio was comprised of securities with an average base duration of approximately 5.45 years.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in our portfolio. As of December 31, 2022, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.  As of December 31, 2022, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.89 years.

Gross unrealized gains in our investment securities portfolio were $1.9 million as of December 31, 2022, and $49.8 million as of December 31, 2021.  Gross unrealized losses in our investment securities portfolio were $1,128.3 million as of December 31, 2022, and $142.8 million as of December 31, 2021.  The overall increase in net unrealized losses was primarily due to the increase in interest rates during 2022.

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

See Note 3 to the Consolidated Financial Statements for more information.

The Company’s corporate bond holdings as of December 31, 2022, had a fair value of $809.1 million.  Of this total, $16.2 million or 2% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government, and $8.7 million was fully guaranteed by the U.S. government acting through the U.S. Agency for International Development.  Of the remaining $784.2 million of corporate bonds, all were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Commercial
Commercial and Industrial	$1,389,066	$1,361,921	$1,357,610	$1,379,152	$1,331,149
Paycheck Protection Program	19,579	126,779	517,683	—	—
Commercial Mortgage	3,725,542	3,152,130	2,854,829	2,518,051	2,302,356
Construction	260,825	220,254	259,798	194,170	170,061
Lease Financing	69,491	105,108	110,766	122,454	176,226
Total Commercial	5,464,503	4,966,192	5,100,686	4,213,827	3,979,792
Consumer
Residential Mortgage	4,653,072	4,309,602	4,130,513	3,891,100	3,673,796
Home Equity	2,225,950	1,836,588	1,604,538	1,676,073	1,681,442
Automobile	870,396	736,565	708,800	720,286	658,133
Other [1]	432,499	410,129	395,483	489,606	455,611
Total Consumer	8,181,917	7,292,884	6,839,334	6,777,065	6,468,982
Total Loans and Leases	$13,646,420	$12,259,076	$11,940,020	$10,990,892	$10,448,774

1   Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $13.6 billion as of December 31, 2022.  This represents a $1.4 billion or 11% increase from December 31, 2021, primarily due to strategic growth in lower risk categories including Commercial Mortgage, Residential Mortgage, and Home Equity.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, PPP loans, commercial mortgages, construction loans, and lease financing.  Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  PPP loans provided cash flow assistance to small businesses who were affected by economic conditions as a result of the COVID-19 pandemic.  Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii.  Commercial mortgages are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%.  The commercial properties are predominantly multifamily, industrial and retail centers that are primarily grocery or drug store-anchored, and to a lesser extent, specialized properties such as hotels.  The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business.

Construction loans are made for the purchase or construction of a property for which repayment will be generated by the property.  We classify loans as construction until the completion of the construction phase.  Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category.  Lease financing consists of sales-type leases that are used by commercial customers to finance capital purchases.  Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits, which have a business connection to Hawaii or are associated with a Hawaii customer relationhip.

Commercial loans and leases were $5.5 billion as of December 31, 2022, an increase of $498.3 million or 10% from December 31, 2021.  Commercial and industrial loans remained relatively unchanged from December 31, 2021.  PPP loans decreased by $107.2 million or 85% from December 31, 2021, primarily due to forgiveness payments received from SBA.  Commercial mortgage loans increased by $573.4 million or 18% from December 31, 2021, primarily due to continued demand from new and existing customers.  Construction loans increased by $40.6 million or 18% from December 31, 2021, primarily due to an increase in construction activity in our market and focus in affordable housing projects.  Lease financing decreased by $35.6 million or 34% from December 31, 2021, primarily due to paydowns and the termination of the last three remaining leveraged leases.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, indirect auto loans and leases, and other consumer loans including personal credit lines and direct installment loans.  These products are generally offered in the geographic markets we serve.  Although we offer a variety of products, our residential mortgage loan portfolio is primarily comprised of fixed-rate loans concentrated in Hawaii.  We also offer a variety of home equity lines and loans, which are primarily secured by first lien mortgages on residential property of the borrower.  Automobile lending activities include loans and leases secured by new or used automobiles.  We originate automobile loans and leases on an indirect basis through selected dealerships.  Direct installment loans are generally unsecured and are primarily used for personal expenses or for debt consolidation.

Consumer loans and leases were $8.2 billion as of December 31, 2022, an increase of $889.0 million or 12% from December 31, 2021.  Residential mortgage loans increased by $343.5 million or 8% from December 31, 2021, primarily due to a significant decrease in payoff activity, partially offset by a decrease in production. Home equity increased by $389.4 million or 21% from December 31, 2021, as a result of increased originations along with slower payoffs.  Automobile loans increased by $133.8 million or 18% from December 31, 2021 primarily driven by competitive loan programs, increased dealer inventory and strong consumer demand.  Other consumer loans increased by $22.4 million or 5% from December 31, 2021, primarily due to growth in our installment loans.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2022
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
Commercial
Commercial and Industrial	$1,182,706	$127,302	$66,686	$12,372	$1,389,066
Paycheck Protection Program	15,980	2,601	485	513	19,579
Commercial Mortgage	3,226,112	288,566	210,864	—	3,725,542
Construction	260,825	—	—	—	260,825
Lease Financing	66,321	—	3,170	—	69,491
Total Commercial	4,751,944	418,469	281,205	12,885	5,464,503
Consumer
Residential Mortgage	4,576,143	—	76,376	553	4,653,072
Home Equity	2,176,848	46	49,056	—	2,225,950
Automobile	663,608	—	160,694	46,094	870,396
Other [2]	366,744	—	54,107	11,648	432,499
Total Consumer	7,783,343	46	340,233	58,295	8,181,917
Total Loans and Leases	$12,535,287	$418,515	$621,438	$71,180	$13,646,420
Percentage of Total Loans and Leases	92%	3%	5%	0%	100%
[1]

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]	Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in Shared National Credits.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 10
	December 31, 2022
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years	Due After Five to Ten Years	Due After Ten to Fifteen Years	Due After Fifteen Years	Total	Variable Rate Loans	Fixed Rate Loans
Commercial
Commercial and Industrial	$390,338	$299,432	$459,580	$85,206	$154,510	$1,389,066	$899,353	$489,713
PPP	7	19,572	—	—	—	19,579	—	19,579
Commercial Mortgage	307,762	1,130,281	2,119,449	165,714	2,336	3,725,542	2,265,115	1,460,427
Construction	34,318	94,429	21,211	2,718	108,149	260,825	190,133	70,692
Lease Financing	3,626	46,734	19,131	—	—	69,491	—	69,491
Total Commercial	736,051	1,590,448	2,619,371	253,638	264,995	5,464,503	3,354,601	2,109,902
Consumer
Residential Mortgage	255	38,807	96,789	349,962	4,167,259	4,653,072	555,013	4,098,059
Home Equity	7,272	3,870	40,790	443,695	1,730,323	2,225,950	1,067,587	1,158,363
Automobile	11,625	504,238	354,533	—	—	870,396	—	870,396
Other	48,998	228,720	154,781	—	—	432,499	35,462	397,037
Total Consumer	68,150	775,635	646,893	793,657	5,897,582	8,181,917	1,658,062	6,523,855
Total Loans and Leases	$804,201	$2,366,083	$3,266,264	$1,047,295	$6,162,577	$13,646,420	$5,012,663	$8,633,757

1   Based on contractual maturities.

Goodwill

Goodwill was $31.5 million as of December 31, 2022, and December 31, 2021.  As of December 31, 2022, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill.  See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $574.0 million as of December 31, 2022, an increase of $189.3 million or 49% from December 31, 2021.  This increase was mainly due to a $135.4 million increase in deferred taxes primarily due to changes in unrealized gains and losses in Other Comprehensive Income.  Low-income housing and other equity investments increased by $38.6 million due to new projects, partially offset by amortization of existing investments.  See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2022, and December 31, 2021.

Deposits	Table 11
	December 31,
(dollars in thousands)	2022	2021
Consumer	$10,304,335	$10,438,844
Commercial	8,569,670	8,641,932
Public and Other	1,741,691	1,279,332
Total Deposits	$20,615,696	$20,360,108

Total deposits were $20.6 billion as of December 31, 2022, a $255.6 million or 1% increase from December 31, 2021.  This increase was primarily due to an increase in public and other deposits, partially offset by decreases in consumer and commercial deposits.  Consumer deposits decreased by $134.5 million or 1.3% due to a $264.2 million decrease in core deposits, partially offset by a $129.7 million increase in time deposits.  Commercial deposits decreased by $72.2 million or 1% due to a $109.6 million decrease in core deposits, partially offset by a $37.4 million increase in time deposits.  Public and other deposits increased by $462.4 million or 36% due to an increase in time deposits of $538.6 million, partially offset by a $76.2 million decrease in public core deposits.

Table 12 presents the components of our savings deposits as of December 31, 2022, and December 31, 2021.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2022	2021
Money Market	$3,101,594	$2,529,985
Regular Savings	4,860,816	4,926,180
Total Savings Deposits	$7,962,410	$7,456,165

Table 13 presents the maturity distribution of the estimated uninsured time deposits as of December 31, 2022, and December 31, 2021.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 13
	December 31,
(dollars in thousands)	2022	2021
Remaining maturity:
Three months or less	$715,224	$220,045
After three through six months	180,933	93,514
After six through twelve months	242,426	137,514
After twelve months	115,335	74,133
Total	$1,253,918	$525,206

Estimated uninsured deposits totaled $10.7 billion and $10.5 billion at December 31, 2022, and December 31, 2021, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.  Estimated uninsured time deposits increased $728.7 million from December 31, 2021, primarily due to a $538.6 million increase in public time deposits and a $129.7 increase in consumer time deposits.

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
	December 31,
(dollars in thousands)	2022	2021
Private Institutions	$725,000	$450,000
Government Entities	490	490
Total Securities Sold Under Agreements to Repurchase	$725,490	$450,490

Securities sold under agreements to repurchase as of December 31, 2022, increased by $275.0 million or 61% from December 31, 2021.  As of December 31, 2022, the weighted-average maturity was 1.9 years for our repurchase agreements with government entities and 3.7 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would be 1.5 years.  As of December 31, 2022, and December 31, 2021, the weighted-average interest rate for repurchase agreements with government entities were 1.55%, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2022, and December 31, 2021, were 2.97% and 2.46%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Other debt was $410.3 million as of December 31, 2022, an increase of $399.9 million or 3849% from December 31, 2021.  During the fourth quarter of 2022, we added FHLB advances totaling $400.0 million with a weighted-average interest rate of 4.16% and maturity dates in 2027.  As of December 31, 2022, our available capacity under our line of credit with the FHLB was $2.8 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $27.0 million as of December 31, 2022, an $11.5 million or 30% decrease from December 31, 2021.  Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate.  The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets.  The decrease in retirement benefits payable was primarily due to the increase in discount rate, partially offset by a decrease in the plan assets.

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

Discount Rate Sensitivity Analysis						Table 15
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2022 Net Periodic Benefit Cost	2.89%	3.00%	$59	$14	$(68)	$(17)
Benefit Plan Obligations as of December 31, 2022	5.51%	5.58%	(1,696)	(561)	1,731	576
Estimated 2023 Net Periodic Benefit Cost	5.51%	5.58%	17	(51)	(22)	51

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

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency.  As of December 31, 2022, December 31, 2021, and December 31, 2020, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  Lease financing primarily consists of sales-type leases to finance capital purchases ranging from computer equipment to transportation equipment.  The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s and/or Guarantor’s creditworthiness.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaii.  These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) ratios deemed appropriate based on the property type, location, overall quality, and sponsorship.  Generally, these LTV ratios do not exceed 75%.  The commercial properties are predominantly multifamily, industrial, retail centers that are primarily grocery or drug store anchored, and, to a lesser extent, more specialized properties such as hotels.  Commercial mortgage and construction loans are substantially secured by properties located in Hawaii.

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

We offer a variety of first lien and second lien mortgage loans to consumers within our markets with first lien residential mortgages comprising our largest loan category.  These loans are secured by a primary residence, secondary residence, or investor property and are underwritten to assess the credit risks and financial capacity and repayment ability of the applicant.  Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores.  LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance.  We offer variable rate mortgage loans with interest rates that are subject to change every six months after the third, fifth, seventh, or tenth year, depending on the product and are based on the Secured Overnight Financing Rate (“SOFR”).  Variable rate mortgage loans are underwritten at fully-indexed interest rates.  We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.  We selectively offer interest-only mortgage loans to private banking clients.

Home equity lines and loans are secured primarily by a first lien mortgage, or a second lien mortgage on a primary residence, secondary residence, or investor property. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 85% of the value of the collateral property for primary residence and up to 80% of the value of the collateral property for second residence or investor at the time of origination.  We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates.  Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability.  Decisions are primarily based on LTV ratios, DTI ratios, liquidity and credit scores.  Maximum loan amounts and LTVs are determined by collateral value and customer segment.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$37	$243	$441	$830	$542
Commercial Mortgage	3,309	8,205	8,527	9,244	2,040
Total Commercial	3,346	8,448	8,968	10,074	2,582
Consumer
Residential Mortgage	4,239	3,305	3,223	4,125	5,321
Home Equity	4,022	4,881	3,958	3,181	3,671
Total Consumer	8,261	8,186	7,181	7,306	8,992
Total Non-Accrual Loans and Leases	11,607	16,634	16,149	17,380	11,574
Foreclosed Real Estate	1,040	2,332	2,332	2,737	1,356
Total Non-Performing Assets	$12,647	$18,966	$18,481	$20,117	$12,930
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$—	$—	$10
Total Commercial	—	—	—	—	10
Consumer
Residential Mortgage	2,429	3,159	5,274	1,839	2,446
Home Equity	1,673	3,456	3,187	4,125	2,684
Automobile	589	729	925	949	513
Other [1]	683	426	1,160	1,493	914
Total Consumer	5,374	7,770	10,546	8,406	6,557
Total Accruing Loans and Leases Past Due 90 Days or More	$5,374	$7,770	$10,546	$8,406	$6,567
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$43,658	$60,519	$68,065	$63,103	$48,731
Total Loans and Leases	$13,646,420	$12,259,076	$11,940,020	$10,990,892	$10,448,774
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.14%	0.14%	0.16%	0.11%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.15%	0.15%	0.18%	0.12%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.08%	0.09%	0.11%	0.08%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.06%	0.17%	0.18%	0.24%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.11%	0.14%	0.14%	0.15%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.22%	0.24%	0.26%	0.19%

[1]	Comprised of other revolving credit, installment, and lease financing.

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for 2022:

(dollars in thousands)	Table 17
Balance at Beginning of Year	$18,966
Additions	5,729
Reductions
Payments	(9,052)
Return to Accrual Status	(1,684)
Sales of Foreclosed Real Estate	(1,292)
Charge-offs/Write-downs	(20)
Total Reductions	(12,048)
Balance at End of Year	$12,647

NPAs consist of non-accrual loans and leases and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically are caused by loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they have returned to accrual status.

Commercial mortgage non-accrual loans decreased by $5.0 million or 60% from December 31, 2022.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of December 31, 2022 decreased $1.3 million from December 31, 2021, due to sale of one foreclosed real estate in Hawaii.

If interest due on the balances of all non-accrual loans as of December 31, 2022, had been accrued under the original terms, approximately $0.1 million in total interest income would have been recorded in 2022.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well-secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $5.4 million as of December 31, 2022, a $2.4 million or 31% decrease from December 31, 2021.  This decrease was primarily in our residential mortgage and home equity portfolios.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 18
	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and Industrial	$6,596	$18,722
Commercial Mortgage	5,774	11,777
Total Commercial	12,370	30,499
Consumer
Residential Mortgage	15,565	16,102
Home Equity	4,839	4,877
Automobile	12,721	16,148
Other [1]	1,759	2,331
Total Consumer	34,884	39,458
Total	$47,254	$69,957
[1]	Comprised of other revolving credit and installment financing.

Reserve for Credit Losses

The reserve for credit losses consists of the Allowance and the Unfunded Reserve.  Table 19 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 19
(dollars in thousands)	2022	2021	2020	2019	2018
Balance at Beginning of Period	$164,297	$221,303	$116,849	$113,515	$114,168
CECL Adoption (Day 1) Impact	—	—	(5,072)	—	—
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(925)	(1,117)	(1,697)	(1,122)	(1,505)
Commercial Mortgage	—	—	—	(1,616)	—
Consumer
Residential Mortgage	(80)	(316)	(204)	(112)	(101)
Home Equity	(100)	(417)	(397)	(900)	(665)
Automobile	(4,652)	(4,939)	(6,496)	(7,130)	(8,218)
Other [1]	(7,585)	(10,530)	(12,244)	(13,075)	(14,075)
Total Loans and Leases Charged-Off	(13,342)	(17,319)	(21,038)	(23,955)	(24,564)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	552	506	2,288	1,513	2,039
Commercial Mortgage	—	—	40	—	—
Consumer
Residential Mortgage	1,193	2,467	1,292	1,927	807
Home Equity	1,500	1,666	2,892	2,339	2,001
Automobile	2,276	3,510	3,775	2,961	2,902
Other [1]	2,702	3,205	3,613	2,549	2,737
Total Recoveries on Loans and Leases Previously Charged-Off	8,223	11,354	13,900	11,289	10,486
Net Charged-Off - Loans and Leases	(5,119)	(5,965)	(7,138)	(12,666)	(14,078)
Net Charged-Off - Accrued Interest Receivable	(131)	(541)	—	—	—
Provision for Credit Losses [2]
Loans and Leases	(8,263)	(52,466)	115,100	16,000	13,425
Accrued Interest Receivable [3]	(283)	(1,745)	2,700	—	—
Unfunded Commitments [4]	746	3,711	(1,136)	—	—
Total Provision for Credit Losses	(7,800)	(50,500)	116,664	16,000	13,425
Balance at End of Period	$151,247	$164,297	$221,303	$116,849	$113,515
Components
Allowance for Credit Losses - Loans and Leases	$144,439	$157,821	$216,252	$110,027	$106,693
Allowance for Credit Losses - Accrued Interest Receivable [3]	—	414	2,700	—	—
Reserve for Unfunded Commitments [4]	6,808	6,062	2,351	6,822	6,822
Total Reserve for Credit Losses	$151,247	$164,297	$221,303	$116,849	$113,515
Average Loans and Leases Outstanding	$12,896,510	$12,023,669	$11,592,093	$10,688,424	$10,043,661
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.04%	0.05%	0.06%	0.12%	0.14%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [5]	1.06%	1.29%	1.81%	1.00%	1.02%
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Certain prior period information has been reclassified to conform to current presentations.
[3]

On December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic. The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.  In 2022, the reserve on accrued interest receivable was fully released.

[4]

The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition. For the years ended December 31, 2022 and 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income. In previous reporting periods, the offsetting provision was recorded in other noninterest expense.

[5]	The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses

Table 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 20
	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Commercial
Commercial and Industrial	$24,283	$27,650	$43,092	$29,281	$26,408
Commercial Mortgage	32,588	29,997	31,723	38,335	34,869
Construction	4,223	4,311	5,417	4,840	4,398
Lease Financing	2,806	2,992	4,615	1,345	1,199
Total Commercial	63,900	64,950	84,847	73,801	66,874
Consumer
Residential Mortgage	17,079	20,721	32,643	6,366	6,870
Home Equity	16,654	18,924	37,987	9,777	11,240
Automobile	21,566	25,018	28,822	9,269	11,576
Other [1]	25,240	28,208	31,953	10,814	10,133
Total Consumer	80,539	92,871	131,405	36,226	39,819
Total Allocation of Allowance for Credit Losses	$144,439	$157,821	$216,252	$110,027	$106,693

	December 31,
	2022		2021		2020		2019		2018
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.72%	10.32%	1.86%	12.14%	2.30%	15.70%	2.12%	12.55%	1.98%	12.74%
Commercial Mortgage	0.87	27.30	0.95	25.71	1.11	23.91	1.52	22.91	1.51	22.03
Construction	1.62	1.91	1.96	1.80	2.09	2.18	2.49	1.77	2.59	1.63
Lease Financing	4.04	0.51	2.85	0.86	4.17	0.93	1.10	1.11	0.68	1.69
Total Commercial	1.17	40.04	1.31	40.51	1.66	42.72	1.75	38.34	1.68	38.09
Consumer
Residential Mortgage	0.37	34.10	0.48	35.15	0.79	34.59	0.16	35.40	0.19	35.16
Home Equity	0.75	16.31	1.03	14.98	2.37	13.44	0.58	15.25	0.67	16.09
Automobile	2.48	6.38	3.40	6.01	4.07	5.94	1.29	6.55	1.76	6.30
Other [1]	5.84	3.17	6.88	3.35	8.08	3.31	2.21	4.46	2.22	4.36
Total Consumer	0.98	59.96	1.27	59.49	1.92	57.28	0.53	61.66	0.62	61.91
Total	1.06%	100.00%	1.29%	100.00%	1.81%	100.00%	1.00%	100.00%	1.02%	100.00%
[1]	Comprised of other revolving credit, installment, and lease financing.

Allowance for Credit Losses – Loans and Leases

As of December 31, 2022, the Allowance was $144.4 million or 1.06% of total loans and leases outstanding (1.08% excluding PPP loans), compared with an Allowance of $157.8 million or 1.29% of total loans and leases outstanding (1.32% excluding PPP loans) as of December 31, 2021.  The Allowance reflects management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach.  The decrease in the Allowance and the Ratio of Allowance for Credit Losses to Loans and Leases Outstanding was primarily due to improvement in economic conditions and outlook, along with the performance of our commercial and consumer portfolios.

Net charge-offs of loans and leases were $5.1 million or 0.04% of total average loans and leases in 2022 compared to $6.0 million or 0.05% of total average loans and leases in 2021.  Net charge-offs in our consumer portfolios were $4.7 million in 2022 compared to $5.4 million in 2021.  This decrease was primarily reflected in our other and automobile portfolio.  Net charge-offs in our commercial portfolios were $0.4 million in 2022 compared to net recoveries of $0.6 million in 2021.  This decrease in charge-offs was primarily reflected in our consumer other portfolio.

The allocation of the Allowance to our commercial portfolio segment decreased by $1.1 million or 2% from December 31, 2021.  This reduction was primarily due to a $3.4 million decrease in the Allowance allocated to the commercial and industrial portfolio, partially offset by a $2.6 million increase in the Allowance allocated to the commercial mortgage portfolio. The reductions were primarily due to improving economic conditions and lower risk rating migration expectations.

The allocation of the Allowance to our consumer portfolio segment decreased by $12.3 million or 13% from December 31, 2021.  This reduction was due to a $3.6 million decrease in the Allowance allocated to the residential mortgage portfolio, a $3.5 million decrease in the Allowance allocated to the automobile portfolio, and reductions in the Allowance allocated to other and home equity portfolios, totaling $3.0 million and $2.3 million, respectively. The reductions were primarily due to improving economic conditions and lower loss forecasts.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of December 31, 2022, and $6.1 million as of December 31, 2021, an increase of $0.7 million, which was primarily due to the impact of growing commitments and declining average utilization rates in the construction portfolio.

Provision for Credit Losses

The provision for credit losses was a net benefit of $7.8 million in 2022 and a net benefit of $50.5 million in 2021.  This decrease in the net benefit was primarily due to a smaller reduction in the Allowance, as a significant amount of the build in the Allowance during 2020 due to credit concerns and uncertainty associated with COVID-19 was reversed in 2021 in response to improved economic conditions, and the significant level of fiscal and regulatory support and relief.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities.  The carrying value of our municipal debt securities was $95.3 million as of December 31, 2022, and $75.8 million as of December 31, 2021.  We also maintained investments in corporate bonds with a carrying value of $811.7 million as of December 31, 2022, and $403.4 million as of December 31, 2021.  We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations.  This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 21 presents, for the twelve months subsequent to December 31, 2022, and December 31, 2021, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2022, net interest income is expected to increase as interest rates rise.  This is due in part to our strategy to maintain a relatively short investment portfolio duration.  In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of December 31, 2022, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2022, was less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2021.  Year-over-year asset sensitivity decreased due to slower forecasted prepayments for mortgage-related assets and higher projected interest expense due to the higher rate environment and lower fed funds sold, partially offset by higher balances in floating rate loans.

Net Interest Income Sensitivity Profile			Table 21
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2022		December 31, 2021
Gradual Change in Interest Rates (basis points)
+200	$13,943	2.4%	$29,697	6.1%
+100	7,673	1.3	15,306	3.1
-100	(4,365)	(0.7)	(8,922)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$22,100	3.8%	$68,037	14.0%
+100	11,627	2.0	38,361	7.9
-100	(8,659)	(1.5)	(30,511)	(6.3)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to access secured borrowings from the FHLB and FRB.  As of December 31, 2022, we could have borrowed an additional $2.8 billion from the FHLB and an additional $603.4 million from the FRB based on the amount of pledged loans and investment securities.

We continued our focus on maintaining a strong liquidity position throughout 2022.  As of December 31, 2022, cash and cash equivalents were $401.8 million, the carrying value of our available-for-sale investment securities was $2.8 billion, and total deposits were $20.6 billion.  As of December 31, 2022, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.89 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  As of December 31, 2022, the Company’s capital levels remained characterized as “well-capitalized.”  There have been no conditions or events since December 31, 2022, that management believes have changed either the Company’s or the Bank’s capital classifications.  The Company’s regulatory capital ratios are presented in Table 22 below.

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Change in Shareholders' Equity
Net Income	$225,804	$253,372	$153,804	$225,913	$219,602
Cash Dividends Paid on Common Shares	(112,557)	(110,633)	(107,434)	(105,478)	(98,496)
Cash Dividends Paid on Preferred Shares	(7,877)	(2,975)	—	—	—
Dividend Reinvestment Program	4,680	4,835	5,012	5,039	4,689
Preferred Stock Issued, Net	—	175,487	—	—	—
Common Stock Repurchased	(55,063)	(31,258)	(18,006)	(137,649)	(91,988)
Other[1]	(349,603)	(51,724)	54,299	30,807	2,525
Increase (Decrease) in Shareholders' Equity	$(294,616)	$237,104	$87,675	$18,632	$36,332
Regulatory Capital
Total Common Shareholders' Equity	$1,141,508	$1,436,124	$1,374,507	$1,286,832	$1,268,200
Add: CECL Transitional Amount	7,124	9,498	23,750	—	—
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,747	28,718	28,718	28,718
Postretirement Benefit Liability Adjustments	(25,078)	(33,496)	(43,250)	(38,757)	(36,010)
Net Unrealized Gains (Losses) on Investment Securities	(409,579)	(32,886)	51,072	7,645	(15,033)
Other	(198)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,554,741	1,483,455	1,361,915	1,289,424	1,290,723
Preferred Stock, Net of Issuance Cost	175,487	175,487	—	—	—
Tier 1 Capital	1,730,228	1,658,942	1,361,915	1,289,424	1,290,723
Allowable Reserve for Credit Losses	145,202	153,001	141,869	116,849	113,515
Total Regulatory Capital	$1,875,430	$1,811,943	$1,503,784	$1,406,273	$1,404,238
Risk-Weighted Assets	$14,238,798	$12,236,805	$11,295,077	$10,589,061	$9,878,904
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	10.92%	12.12%	12.06%	12.18%	13.07%
Tier 1 Capital Ratio	12.15	13.56	12.06	12.18	13.07
Total Capital Ratio	13.17	14.81	13.31	13.28	14.21
Tier 1 Leverage Ratio	7.37	7.32	6.71	7.25	7.60

[1]	Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation.

As of December 31, 2022, shareholders’ equity was $1.3 billion, a decrease of $294.6 million or 18% from December 31, 2021.  For 2022, net income of $225.8 million, common stock issuances of $7.3 million, and share-based compensation of $16.1 million were offset by other comprehensive losses of $368.3 million, cash dividends of $112.6 million paid on common stock shares, cash dividends of $7.9 million paid on preferred stock shares, and common stock repurchases of $55.1 million.  In 2022, included in the amount of common stock repurchased were 627,629 shares repurchased under our share repurchase program.  These shares were repurchased at an average cost per share of $79.41 and a total cost of $49.8 million.  From the beginning of our share repurchase program in July 2001 through December 31, 2022, we repurchased a total of 58.0 million shares of common stock and returned a total of nearly $2.4 billion to our common shareholders at an average cost of $41.17 per share.

Remaining buyback authority was $35.9 million as of December 31, 2022.  In January 2023, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million.  Total remaining buyback authority under the share repurchase program was $135.9 million at January 20, 2023.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2023, the Parent’s Board of Directors declared the quarterly dividend of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share.  The dividend was paid on February 1, 2023, to shareholders of record of the preferred stock at the close of business on January 17, 2023.

In January 2023, the Parent’s Board of Directors declared the quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on March 14, 2023, to shareholders of record at the close of business on February 28, 2023.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019.  As of December 31, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2022 and 2021.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2022				2021
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$172,313	$154,918	$139,562	$130,573	$132,309	$134,263	$131,379	$128,765
Interest Expense	31,575	13,263	6,660	5,310	5,921	7,444	7,865	8,196
Net Interest Income	140,738	141,655	132,902	125,263	126,388	126,819	123,514	120,569
Provision for Credit Losses	200	—	(2,500)	(5,500)	(9,700)	(10,400)	(16,100)	(14,300)
Investment Securities Gains (Losses), Net	(1,124)	(2,147)	(1,295)	(1,545)	(1,258)	(1,259)	2,423	(1,203)
Noninterest Income	42,296	32,807	43,453	45,096	43,832	42,637	42,008	44,173
Noninterest Expense	102,703	105,749	102,939	103,874	101,678	96,519	96,527	98,865
Income Before Provision for Income Taxes	79,007	66,566	74,621	70,440	76,984	82,078	87,518	78,974
Provision for Income Taxes	17,700	13,765	17,759	15,606	13,147	20,025	19,985	19,025
Net Income	$61,307	$52,801	$56,862	$54,834	$63,837	$62,053	$67,533	$59,949
Preferred Stock Dividends	1,969	1,969	1,969	1,969	1,969	1,006	—	—
Net Income Available to Common Shareholders	$59,338	$50,832	$54,893	$52,865	$61,868	$61,047	$67,533	$59,949
Per Common Share
Basic Earnings Per Common Share	$1.51	$1.28	$1.38	$1.33	$1.56	$1.53	$1.69	$1.51
Diluted Earnings Per Common Share	$1.50	$1.28	$1.38	$1.32	$1.55	$1.52	$1.68	$1.50
Dividends Declared Per Common Share	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70	$0.67	$0.67
Performance Ratios
Net Income to Average Total Assets (ROA)	1.05%	0.91%	1.00%	0.97%	1.12%	1.07%	1.23%	1.15%
Net Income to Average Shareholders’ Equity (ROE)	18.91	15.31	16.40	14.18	15.92	15.41	19.17	17.65
Net Income to Average Common Equity (ROCE)	21.28	16.98	18.19	15.44	17.40	17.08	19.61	17.65
Efficiency Ratio [1]	56.46	61.37	58.80	61.53	60.18	57.38	57.47	60.45
Net Interest Margin [2]	2.60	2.60	2.47	2.34	2.34	2.32	2.37	2.43

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
[2]	The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income Available for Common Shareholders

Net income available for common shareholders for the fourth quarter of 2022 was $59.3 million, a decrease of $2.5 million or 4% compared to the fourth quarter of 2021.  Diluted earnings per common share were $1.50 for the fourth quarter of 2022, a decrease of $0.05 or 3% compared to the fourth quarter of 2021.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2022 was $141.2 million, an increase of $14.5 million or 11% compared to the fourth quarter of 2021.  This increase was primarily due to increase in commercial and consumer loan interest income, partially offset by an increase in interest expense on savings deposits.  Net interest margin was 2.60% for the fourth quarter of 2022, an increase of 26 basis points compared to the fourth quarter of 2021, primarily due to higher yields in our investment securities and loans portfolio, partially offset by higher rates on deposits and borrowings.

Provision for Credit Losses

The provision for credit losses for the fourth quarter of 2022 was a net expense of $0.2 million compared to a net benefit of $9.7 million in the fourth quarter of 2021, while recording a net charge-off of loans and leases of $1.9 million in the fourth quarter of 2022 compared to $0.7 million in the fourth quarter of 2021.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $42.3 million in the fourth quarter of 2022, a decrease of $1.5 million or 4% compared to the fourth quarter of 2021.  This decrease was primarily due to a $1.9 million decrease in mortgage banking income due to lower volume and a decrease in trust and asset management fees of $1.0 million due to a decrease in assets under management. These decreases were partially offset by a $0.7 million increase in service charges on deposit accounts, BOLI income, and other service charges.

Noninterest Expense

Noninterest expense was $102.7 million in the fourth quarter of 2022, an increase of $1.0 million or 1% compared to the fourth quarter of 2021.  This increase was primarily due to a $0.9 million increase in other expense and increases in equipment expense and professional fees of $0.8 million and $0.5 million, respectively. These increases were offset by $1.8 million decrease in salary and benefits expense primarily due to a decrease in corporate incentive plans and commission expense.

Provision for Income Taxes

The provision for income taxes was $17.7 million in the fourth quarter of 2022, an increase of $4.6 million or 35% compared to the fourth quarter of 2021.  The effective tax rate for the fourth quarter of 2022 was 22.4% compared with an effective tax rate of 17.1% for the fourth quarter of 2021.  The difference in the effective tax rate in the fourth quarter of 2022 compared to the same period of 2021 was primarily due to higher pretax income, lower tax benefits and tax-advantage investments in 2022.

Common Stock Repurchase Program

In the fourth quarter of 2022, we repurchased 192,346 shares of our common stock under our share repurchase program at an average cost per share of $77.77 and a total cost of $15.0 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawai‘i Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawai‘i Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $13.6 billion and $144.4 million, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This includes a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.

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

To test the identification and measurement of the qualitative adjustments included in management’s estimate of the Allowance, our audit procedures included, among others, evaluating the Allowance methodology used, including management’s consideration of the individual loan portfolio segments, and testing the completeness and accuracy of data from underlying systems and the data warehouse that was used in the determination of qualitative adjustments. We further evaluated management’s assessment of the qualitative adjustments by obtaining an understanding of the basis for any changes in underlying environmental factor adjustments and reasonable and supportable period and giving consideration to qualitative adjustments and other information available within the Company and from external sources focusing on both corroborating and any contrary evidence.

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

Honolulu, Hawaii

March 1, 2023

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Interest Income
Interest and Fees on Loans and Leases	$439,798	$398,616	$417,498
Income on Investment Securities
Available-for-Sale	70,555	64,550	61,294
Held-to-Maturity	81,490	61,955	66,055
Deposits	32	10	14
Funds Sold	4,274	883	902
Other	1,217	702	661
Total Interest Income	597,366	526,716	546,424
Interest Expense
Deposits	39,678	15,216	32,966
Securities Sold Under Agreements to Repurchase	12,600	13,260	15,281
Funds Purchased	417	7	95
Short-Term Borrowings	2,070	—	62
Other Debt	2,043	943	1,698
Total Interest Expense	56,808	29,426	50,102
Net Interest Income	540,558	497,290	496,322
Provision for Credit Losses	(7,800)	(50,500)	117,800
Net Interest Income After Provision for Credit Losses	548,358	547,790	378,522
Noninterest Income
Trust and Asset Management	43,803	46,068	43,456
Mortgage Banking	5,980	14,964	17,871
Service Charges on Deposit Accounts	29,620	25,564	24,910
Fees, Exchange, and Other Service Charges	54,914	55,457	47,056
Investment Securities Gains (Losses), Net	(6,111)	(1,297)	9,932
Annuity and Insurance	3,782	3,224	3,362
Bank-Owned Life Insurance	9,968	7,784	7,388
Other	15,585	19,589	30,434
Total Noninterest Income	157,541	171,353	184,409
Noninterest Expense
Salaries and Benefits	235,270	228,293	207,329
Net Occupancy	39,441	26,244	39,533
Net Equipment	38,374	35,703	35,448
Data Processing	18,362	20,297	18,499
Professional Fees	14,557	12,895	12,186
FDIC Insurance	6,546	6,536	5,780
Other	62,715	63,621	55,032
Total Noninterest Expense	415,265	393,589	373,807
Income Before Provision for Income Taxes	290,634	325,554	189,124
Provision for Income Taxes	64,830	72,182	35,320
Net Income	$225,804	$253,372	$153,804
Preferred Stock Dividends	7,877	2,975	—
Net Income Available to Common Shareholders	$217,927	$250,397	$153,804
Basic Earnings Per Common Share	$5.50	$6.29	$3.87
Diluted Earnings Per Common Share	$5.48	$6.25	$3.86
Dividends Declared Per Common Share	$2.80	$2.74	$2.68
Basic Weighted Average Common Shares	39,601,089	39,837,798	39,726,210
Diluted Weighted Average Common Shares	39,788,002	40,053,664	39,892,107

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net Income	$225,804	$253,372	$153,804
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(376,694)	(83,958)	43,428
Defined Benefit Plans	8,418	9,754	(4,494)
Other Comprehensive Income (Loss)	(368,276)	(74,204)	38,934
Comprehensive Income (Loss)	$(142,472)	$179,168	$192,738

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Interest-Bearing Deposits in Other Banks	$3,724	$2,571
Funds Sold	81,364	361,536
Investment Securities
Available-for-Sale	2,844,823	4,276,056
Held-to-Maturity (Fair Value of $4,615,393 and $4,646,619)	5,414,139	4,694,780
Loans Held for Sale	1,035	26,746
Loans and Leases	13,646,420	12,259,076
Allowance for Credit Losses	(144,439)	(157,821)
Net Loans and Leases	13,501,981	12,101,255
Total Earning Assets	21,847,066	21,462,944
Cash and Due From Banks	316,679	196,327
Premises and Equipment, Net	206,777	199,393
Operating Lease Right-of-Use Assets	92,307	95,621
Accrued Interest Receivable	61,002	45,242
Foreclosed Real Estate	1,040	2,332
Mortgage Servicing Rights	22,619	22,251
Goodwill	31,517	31,517
Bank-Owned Life Insurance	453,882	344,587
Other Assets	573,988	384,727
Total Assets	$23,606,877	$22,784,941

Liabilities
Deposits
Noninterest-Bearing Demand	$6,714,982	$7,275,287
Interest-Bearing Demand	4,232,567	4,628,567
Savings	7,962,410	7,456,165
Time	1,705,737	1,000,089
Total Deposits	20,615,696	20,360,108
Securities Sold Under Agreements to Repurchase	725,490	450,490
Other Debt	410,294	10,391
Operating Lease Liabilities	100,526	103,210
Retirement Benefits Payable	26,991	38,494
Accrued Interest Payable	9,698	2,499
Taxes Payable	7,104	11,901
Other Liabilities	394,083	196,237
Total Liabilities	22,289,882	21,173,330
Commitments and Contingencies (Note 20 and Note 23)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: December 31, 2022 and December 31, 2021 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2022 -58,733,625 / 39,835,750 and December 31, 2021 - 58,554,669 / 40,253,193)	582	581
Capital Surplus	620,578	602,508
Accumulated Other Comprehensive Loss	(434,658)	(66,382)
Retained Earnings	2,055,912	1,950,375
Treasury Stock, at Cost (Shares: December 31, 2022 - 18,897,875 and December 31, 2021 - 18,301,476)	(1,105,419)	(1,055,471)
Total Shareholders’ Equity	1,316,995	1,611,611
Total Liabilities and Shareholders’ Equity	$23,606,877	$22,784,941

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2019	—	$—	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832

Net Income	—	—	—	—	—	—	153,804	—	153,804
Other Comprehensive Income	—	—	—	—	—	38,934	—	—	38,934
Cumulative Change in Accounting Principle	—	—	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	—	—	7,577	—	—	—	7,577
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	283,482	1	1,217	—	562	7,388	9,168
Common Stock Repurchased	—	—	(203,865)	—	—	—	—	(18,006)	(18,006)
Cash Dividends Declared Common Stock ($2.68 per share)	—	—	—	—	—	—	(107,434)	—	(107,434)
Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507

Net Income	—	—	—	—	—	—	253,372	—	253,372
Other Comprehensive Loss	—	—	—	—	—	(74,204)	—	—	(74,204)
Share-Based Compensation	—	—	—	—	13,267	—	—	—	13,267
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	507,121	1	2,394	—	(1,368)	13,021	14,048
Common Stock Repurchased	—	—	(373,240)	—	—	—	—	(31,258)	(31,258)
Cash Dividends Declared Common Stock ($2.74 per share)	—	—	—	—	—	—	(110,633)	—	(110,633)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(2,975)	—	(2,975)
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611

Net Income	—	—	—	—	—	—	225,804	—	225,804
Other Comprehensive Loss	—	—	—	—	—	(368,276)	—	—	(368,276)
Share-Based Compensation	—	—	—	—	16,066	—	—	—	16,066
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	272,007	1	2,004	—	167	5,115	7,287
Common Stock Repurchased	—	—	(689,450)	—	—	—	—	(55,063)	(55,063)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	(112,557)	—	(112,557)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Operating Activities
Net Income	$225,804	$253,372	$153,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(7,800)	(50,500)	117,800
Depreciation and Amortization	21,377	21,084	20,205
Amortization of Deferred Loans and Leases Fees, Net	(215)	(16,728)	(3,197)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	20,824	36,488	27,586
Amortization of Operating Lease Right-of-Use-Assets	11,843	11,493	12,281
Share-Based Compensation	16,066	13,267	7,578
Benefit Plan Contributions	(1,679)	(1,687)	(1,615)
Deferred Income Taxes	(2,713)	3,020	(42,586)
Gains on Sale of Premises and Equipment	—	(8,655)	(1,850)
Loss on Agreement to Sell Assets That Will Terminate Certain Leveraged Leases	6,918	—	—
Impairment on Leveraged Lease	—	—	2,951
Impairment on In-Store Branches Closures and ATMs	—	—	4,168
Net Gains on Sales of Loans and Leases	(4,100)	(14,889)	(12,875)
Net (Gains) Losses on Investment Securities	6,111	1,297	(9,932)
Proceeds from Sales of Loans Held for Sale	133,715	508,199	394,196
Originations of Loans Held for Sale	(106,965)	(408,210)	(394,649)
Net Tax Benefits from Share-Based Compensation	166	1,611	485
Net Change in Other Assets and Other Liabilities	13,608	27,989	(127,934)
Net Cash Provided by Operating Activities	332,960	377,151	146,416

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	677,087	1,487,043	1,003,432
Purchases	(1,058,922)	(2,100,693)	(2,114,912)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	645,463	1,221,585	1,420,853
Purchases	(91,229)	(2,676,376)	(1,661,180)
Net Change in Loans and Leases	(1,397,056)	(342,767)	(990,169)
Premises and Equipment, Net	(28,761)	(22,372)	(33,287)
Proceeds from Sale of Premises and Equipment	—	10,246	1,981
Net Cash Used in Investing Activities	(1,253,418)	(2,423,334)	(2,373,282)

Financing Activities
Net Change in Deposits	255,588	2,148,487	2,427,147
Net Change in Short-Term Borrowings	275,000	(150,100)	(3,716)
Proceeds from Other Debt	400,000	—	50,000
Repayments of Other Debt	(97)	(50,090)	(75,084)
Proceeds from Issuance of Preferred Stock	—	175,487	—
Proceeds from Issuance of Common Stock	6,797	13,611	9,389
Repurchase of Common Stock	(55,063)	(31,258)	(18,006)
Cash Dividends Paid on Common Stock	(112,557)	(110,633)	(107,434)
Cash Dividends Paid on Preferred Stock	(7,877)	(2,975)	—
Net Cash Provided by Financing Activities	761,791	1,992,529	2,282,296

Net Change in Cash and Cash Equivalents	(158,667)	(53,654)	55,430
Cash and Cash Equivalents at Beginning of Period	560,434	614,088	558,658
Cash and Cash Equivalents at End of Period	$401,767	$560,434	$614,088
Supplemental Information
Cash Paid for Interest	$49,609	$32,044	$53,026
Cash Paid for Income Taxes	53,025	48,764	60,182
Non-Cash Investing and Financing Activities:
Transfer of Investment Securities from Available-for-Sale to Held-to-Maturity	1,275,043	—	—
Transfers from Loans to Loans Held for Sale	380	34,647	32,423

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawai‘i Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawai‘i Corporation and its subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing.

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

The following is a summary of the Company’s significant accounting policies:

Consolidation

The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries.  The Parent’s principal operating subsidiary is Bank of Hawai‘i (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Unfunded commitments to fund these low-income housing partnerships were $88.8 million and $44.0 million as of December 31, 2022, and December 31, 2021, respectively.  These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.  See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  The balance of the Company’s investments in these entities was $175.3 million and $136.6 million as of December 31, 2022, and December 31, 2021, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities as of December 31, 2022 or December 31, 2021.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The Company’s lease financing arrangements primarily consist of equipment and automobile leases.  These lease arrangements are classified as sales-type leases despite not receiving a selling profit at lease inception.  Sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Unearned income on sales-type leases is amortized over the lease term by methods that approximate the interest method.  Residual values on leased assets are periodically reviewed for impairment.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.”  ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans evaluated using a collective or pooled basis.  These individually evaluated loans are removed from the pooling approach discussed above for the quantitative baseline, and include non-accrual loans, troubled debt restructurings (“TDRs”), and other loans as deemed appropriate by management.  In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a commercial loan expected to be classified as a TDR within the next six months.  Management judgment is utilized to make this determination.

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

The Company has chosen an immediate reversion back to average historical loss rates following the one-year R&S loss forecast period.  The reversion method does not reflect uncertainties beyond the R&S loss forecast period, for which the Company has addressed through other qualitative adjustments.

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans evaluated using a collective or pooled basis.  These individually evaluated loans include “reasonably expected” TDRs, identified by the Company as a consumer loan for which a borrower’s application of loan modification due to hardship has been approved by the Company.

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

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  As of December 31, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

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

Reserve for Unfunded Commitments

The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit.  However, a liability is not recognized for commitments unconditionally cancellable by the Company.  The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition) and the offsetting adjustment to the reserve was recognized in provision for credit losses in the consolidated statements of income.  The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws.  Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken).  To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates.  If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw.  Loss rates are estimated by utilizing the same loss rates calculated for the Allowance general reserves.  For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment.  The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment.  If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed.  Subsequent reversals of goodwill impairment are prohibited.  For the year ended December 31, 2022, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines and Federal Reserve Bank (“FRB”) stock as a condition of membership.  These non-marketable equity securities are accounted for at cost which equals par or redemption value.  These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities.  These securities can only be redeemed or sold at their par value and only to the respective issuing government sponsored institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets, which are periodically evaluated for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial gains or losses.  Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains or losses.  The service cost portion of net periodic pension and postretirement benefit costs is recognized in salaries and benefits and interest cost, expected return on plan assets and amortization of net actuarial gains or losses are recognized in other noninterest expense in the consolidated statements of income.  Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income.  The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining expected lives of the pension plan participants and over the average remaining future service years of the postretirement benefit plan participants.  The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business.  As of December 31, 2022, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred.  Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.  In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place.  Advertising costs were $10.0 million, $9.6 million, and $8.3 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

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

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Note 2.  Cash and Cash Equivalents and Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the FRB based on the amount of certain customer deposits, mainly checking accounts.  The FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020, therefore, there were no required reserve balances as of December 31, 2022 and December 31, 2021.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Interest-Bearing Deposits in Other Banks	$3,724	$2,571
Funds Sold	81,364	361,536
Cash and Due From Banks	316,679	196,327
Total Cash and Cash Equivalents	$401,767	$560,434

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,335	$638	$(15,067)	$233,906
Debt Securities Issued by States and Political Subdivisions	107,689	158	(12,582)	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	—	(179)	48,628
Debt Securities Issued by Corporations	850,585	809	(56,736)	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	245	(96,215)	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	1	(126,110)	793,871
Commercial - Government Agencies - Sponsored Agencies	168,242	—	(22,575)	145,667
Total Mortgage-Backed Securities	1,917,020	246	(244,900)	1,672,366
Total	$3,172,436	$1,851	$(329,464)	$2,844,823
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,619	$—	$(18,202)	$113,417
Debt Securities Issued by States and Political Subdivisions	—	—	—	—
Debt Securities Issued by Corporations	17,014	—	(2,534)	14,480
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	35	(294,047)	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	8	(397,055)	2,571,275
Commercial - Government Agencies - Sponsored Agencies	448,945	—	(86,951)	361,994
Total Mortgage-Backed Securities	5,265,506	43	(778,053)	4,487,496
Total	$5,414,139	$43	$(798,789)	$4,615,393
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,858	$1,513	$(284)	$250,087
Debt Securities Issued by States and Political Subdivisions	74,743	1,080	(5)	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	33	(11)	1,780
Debt Securities Issued by Corporations	384,590	2,339	(3,816)	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	9,818	(18,766)	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	4,792	(42,247)	2,090,326
Commercial - Government Agencies - Sponsored Agencies	155,164	1,885	(1,159)	155,890
Total Mortgage-Backed Securities	3,610,935	16,495	(62,172)	3,565,258
Total	$4,320,884	$21,460	$(66,288)	$4,276,056
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,495	$287	$(643)	$131,139
Debt Securities Issued by States and Political Subdivisions	—	—	—	—
Debt Securities Issued by Corporations	20,316	76	(249)	20,143
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	12,139	(30,621)	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	15,508	(32,627)	2,269,761
Commercial - Government Agencies - Sponsored Agencies	481,695	324	(12,355)	469,664
Total Mortgage-Backed Securities	4,542,969	27,971	(75,603)	4,495,337
Total	$4,694,780	$28,334	$(76,495)	$4,646,619

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $11.7 million and $8.4 million as of December 31, 2022, and December 31, 2021, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $9.2 million and $8.2 million as of December 31, 2022, and December 31, 2021, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

During the third quarter of 2022, the Company transferred at fair value approximately $1.3 billion in available-for-sale investment securities to the held-to-maturity category.  The related unrealized after-tax losses of approximately $176.7 million remained in accumulated other comprehensive income (loss) to be amortized over the estimated remaining life of the securities as an adjustment of yield, and recognized in interest income.  No gains or losses were recognized at the time of transfer.  Management considered the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2022.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$8,299	$8,284
Due After One Year Through Five Years	420,864	400,125
Due After Five Years Through Ten Years	728,474	667,094
Due After Ten Years	6,380	4,989
	1,164,017	1,080,492
Debt Securities Issued by Government Agencies	91,399	91,965
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	793,871
Commercial - Government Agencies or Sponsored Agencies	168,242	145,667
Total Mortgage-Backed Securities	1,917,020	1,672,366
Total	$3,172,436	$2,844,823
Held-to-Maturity:
Due After One Year Through Five Years	$13,494	$12,520
Due After Five Years Through Ten Years	124,119	106,682
Due After Ten Years	11,020	8,695
	148,633	127,897
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	2,571,275
Commercial - Government Agencies or Sponsored Agencies	448,945	361,994
Total Mortgage-Backed Securities	5,265,506	4,487,496
Total	$5,414,139	$4,615,393

Investment securities with carrying values of $4.1 billion and $2.9 billion as of December 31, 2022, and December 31, 2021, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2022, December 31, 2021, and December 31, 2020

(dollars in thousands)	2022	2021	2020
Gross Gains on Sales of Investment Securities	$1	$3,825	$14,257
Gross Losses on Sales of Investment Securities	(6,112)	(5,122)	(4,325)
Net Gains (Losses) on Sales of Investment Securities	$(6,111)	$(1,297)	$9,932

The losses on sales of investment securities during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$28,574	$(1,118)	$127,841	$(13,949)	$156,415	$(15,067)
Debt Securities Issued by States and Political Subdivisions	11,341	(1,240)	49,985	(11,342)	61,326	(12,582)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,825	(108)	803	(71)	48,628	(179)
Debt Securities Issued by Corporations	438,225	(7,995)	284,350	(48,741)	722,575	(56,736)
Mortgage-Backed Securities:
Residential - Government Agencies	386,809	(30,492)	340,824	(65,723)	727,633	(96,215)
Residential - U.S. Government-Sponsored Enterprises	194,684	(22,294)	598,986	(103,816)	793,670	(126,110)
Commercial - Government Agencies or Sponsored Agencies	98,694	(13,247)	46,973	(9,328)	145,667	(22,575)
Total Mortgage-Backed Securities	680,187	(66,033)	986,783	(178,867)	1,666,970	(244,900)
Total	$1,206,152	$(76,494)	$1,449,762	$(252,970)	$2,655,914	$(329,464)
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,455	$(195)	$9,995	$(89)	$61,450	$(284)
Debt Securities Issued by States and Political Subdivisions	643	(5)	—	—	643	(5)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	814	(10)	49	(1)	863	(11)
Debt Securities Issued by Corporations	249,629	(2,846)	64,029	(970)	313,658	(3,816)
Mortgage-Backed Securities:
Residential - Government Agencies	810,157	(17,131)	41,471	(1,635)	851,628	(18,766)
Residential - U.S. Government-Sponsored Enterprises	1,670,500	(35,711)	180,205	(6,536)	1,850,705	(42,247)
Commercial - Government Agencies or Sponsored Agencies	25,664	(223)	21,810	(936)	47,474	(1,159)
Total Mortgage-Backed Securities	2,506,321	(53,065)	243,486	(9,107)	2,749,807	(62,172)
Total	$2,808,862	$(56,121)	$317,559	$(10,167)	$3,126,421	$(66,288)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2022, which were comprised of 402 individual securities, represent a credit loss impairment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2022.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Taxable	$151,953	$125,529	$125,291
Non-Taxable	92	976	2,058
Total Interest Income from Investment Securities	$152,045	$126,505	$127,349

As of December 31, 2022, and December 31, 2021, the carrying values of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock were as follows:

	December 31,
(dollars in thousands)	2022	2021
Federal Home Loan Bank of Des Moines Stock	$26,000	$10,000
Federal Reserve Bank Stock	27,065	26,624
Total	$53,065	$36,624

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

Note 4.  Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2022 and December 31, 2021:

	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and Industrial	$1,389,066	$1,361,921
Paycheck Protection Program	19,579	126,779
Commercial Mortgage	3,725,542	3,152,130
Construction	260,825	220,254
Lease Financing	69,491	105,108
Total Commercial	5,464,503	4,966,192
Consumer
Residential Mortgage	4,653,072	4,309,602
Home Equity	2,225,950	1,836,588
Automobile	870,396	736,565
Other [1]	432,499	410,129
Total Consumer	8,181,917	7,292,884
Total Loans and Leases	$13,646,420	$12,259,076

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.2 million, $7.1 million, and $15.4 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.  Net gains on sales of commercial loans were not material for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote.  As of December 31, 2022, and December 31, 2021, accrued interest receivable for loans totaled $40.1 million and $28.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(925)	(12,417)	(13,342)
Recoveries on Loans and Leases Previously Charged-Off	552	7,671	8,223
Net Loans and Leases Recovered (Charged-Off)	(373)	(4,746)	(5,119)
Provision for Credit Losses	(677)	(7,586)	(8,263)
Balance at End of Period	$63,900	$80,539	$144,439

For the Year Ended December 31, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(1,117)	(16,202)	(17,319)
Recoveries on Loans and Leases Previously Charged-Off	506	10,848	11,354
Net Loans and Leases Recovered (Charged-Off)	(611)	(5,354)	(5,965)
Provision for Credit Losses	(19,286)	(33,180)	(52,466)
Balance at End of Period	$64,950	$92,871	$157,821

For the Year Ended December 31, 2020
Allowance for Credit Losses:
Balance at Beginning of Period	$55,012	$53,278	$108,290
Loans and Leases Charged-Off	(1,697)	(19,341)	(21,038)
Recoveries on Loans and Leases Previously Charged-Off	2,328	11,572	13,900
Net Loans and Leases Recovered (Charged-Off)	631	(7,769)	(7,138)
Provision for Credit Losses	29,204	85,896	115,100
Balance at End of Period	$84,847	$131,405	$216,252

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually.  For Special Mention or Classified Credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2022
Commercial
Commercial and Industrial
Pass	$360,748	$348,300	$224,264	$59,127	$46,799	$71,906	$257,349	$155	$1,368,648
Special Mention	273	-	-	-	96	92	1,357	-	1,818
Classified	7,295	91	1,030	-	1,644	6,267	2,252	21	18,600
Total Commercial and Industrial	$368,316	$348,391	$225,294	$59,127	$48,539	$78,265	$260,958	$176	$1,389,066
Paycheck Protection Program
Pass	$-	$5,359	$14,220	$-	$-	$-	$-	$-	$19,579
Total Paycheck Protection Program	$-	$5,359	$14,220	$-	$-	$-	$-	$-	$19,579
Commercial Mortgage
Pass	$1,182,831	$771,375	$691,054	$283,553	$131,055	$494,924	$48,771	$-	$3,603,563
Special Mention	29,707	37,657	28,105	-	1,482	5,014	-	-	101,965
Classified	182	1,964	8,545	624	-	8,699	-	-	20,014
Total Commercial Mortgage	$1,212,720	$810,996	$727,704	$284,177	$132,537	$508,637	$48,771	$-	$3,725,542
Construction
Pass	$124,507	$69,992	$37,133	$16,838	$-	$297	$12,058	$-	$260,825
Total Construction	$124,507	$69,992	$37,133	$16,838	$-	$297	$12,058	$-	$260,825
Lease Financing
Pass	$16,959	$17,823	$11,408	$9,768	$6,379	$6,444	$-	$-	$68,781
Classified	-	-	-	-	710	-	-	-	710
Total Lease Financing	$16,959	$17,823	$11,408	$9,768	$7,089	$6,444	$-	$-	$69,491
Total Commercial	$1,722,502	$1,252,561	$1,015,759	$369,910	$188,165	$593,643	$321,787	$176	$5,464,503
Consumer
Residential Mortgage
Pass	$827,909	$1,304,831	$1,035,285	$321,208	$138,214	$1,023,841	$-	$-	$4,651,288
Classified	-	-	-	-	552	1,232	-	-	1,784
Total Residential Mortgage	$827,909	$1,304,831	$1,035,285	$321,208	$138,766	$1,025,073	$-	$-	$4,653,072
Home Equity
Pass	$-	$-	$-	$-	$-	$890	$2,186,598	$36,114	$2,223,602
Classified	-	-	-	-	-	25	1,105	1,218	2,348
Total Home Equity	$-	$-	$-	$-	$-	$915	$2,187,703	$37,332	$2,225,950
Automobile
Pass	$405,440	$216,039	$100,608	$84,052	$45,301	$18,366	$-	$-	$869,806
Classified	121	260	23	43	92	51	-	-	590
Total Automobile	$405,561	$216,299	$100,631	$84,095	$45,393	$18,417	$-	$-	$870,396
Other[1]
Pass	$185,347	$124,759	$31,343	$39,902	$16,364	$9,853	$23,228	$1,020	$431,816
Classified	117	114	70	148	129	24	59	22	683
Total Other	$185,464	$124,873	$31,413	$40,050	$16,493	$9,877	$23,287	$1,042	$432,499
Total Consumer	$1,418,934	$1,646,003	$1,167,329	$445,353	$200,652	$1,054,282	$2,210,990	$38,374	$8,181,917
Total Loans and Leases	$3,141,436	$2,898,564	$2,183,088	$815,263	$388,817	$1,647,925	$2,532,777	$38,550	$13,646,420
[1]	Comprised of other revolving credit, installment, and lease financing.

For the year ended December 31, 2022, $6.2 million in revolving loans were converted to term loans.

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
Residential Mortgage[2]
Pass	$1,392,337	$1,131,330	$367,525	$177,215	$256,825	$982,759	$-	$-	$4,307,991
Classified	-	-	294	-	905	412	-	-	1,611
Total Residential Mortgage	$1,392,337	$1,131,330	$367,819	$177,215	$257,730	$983,171	$-	$-	$4,309,602
Home Equity[2]
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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2022, and December 31, 2021.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of December 31, 2022
Commercial
Commercial and Industrial	$252	$9	$—	$37	$298	$1,388,768	$1,389,066	$37
Paycheck Protection Program	—	—	—	—	—	19,579	19,579	—
Commercial Mortgage	—	—	—	3,309	3,309	3,722,233	3,725,542	3,309
Construction	—	—	—	—	—	260,825	260,825	—
Lease Financing	—	—	—	—	—	69,491	69,491	—
Total Commercial	252	9	—	3,346	3,607	5,460,896	5,464,503	3,346
Consumer
Residential Mortgage	3,016	721	2,429	4,239	10,405	4,642,667	4,653,072	1,729
Home Equity	1,639	960	1,673	4,022	8,294	2,217,656	2,225,950	664
Automobile	13,293	1,988	589	—	15,870	854,526	870,396	—
Other [1]	2,318	1,302	683	—	4,303	428,196	432,499	—
Total Consumer	20,266	4,971	5,374	8,261	38,872	8,143,045	8,181,917	2,393
Total	$20,518	$4,980	$5,374	$11,607	$42,479	$13,603,941	$13,646,420	$5,739

As of December 31, 2021
Commercial
Commercial and Industrial	$2,006	$14	$—	$243	$2,263	$1,359,658	$1,361,921	$151
PPP	—	—	—	—	—	126,779	126,779	—
Commercial Mortgage	—	—	—	8,205	8,205	3,143,925	3,152,130	8,205
Construction	—	—	—	—	—	220,254	220,254	—
Lease Financing	—	—	—	—	—	105,108	105,108	—
Total Commercial	2,006	14	—	8,448	10,468	4,955,724	4,966,192	8,356
Consumer
Residential Mortgage	2,046	1,263	3,159	3,305	9,773	4,299,829	4,309,602	—
Home Equity	1,791	748	3,456	4,881	10,876	1,825,712	1,836,588	1,544
Automobile	7,804	1,495	729	—	10,028	726,537	736,565	—
Other [1]	2,686	904	426	—	4,016	406,113	410,129	—
Total Consumer	14,327	4,410	7,770	8,186	34,693	7,258,191	7,292,884	1,544
Total	$16,333	$4,424	$7,770	$16,634	$45,161	$12,213,915	$12,259,076	$9,900
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest as originally structured is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of December 31, 2022, and December 31, 2021.

	December 31, 2022			December 31, 2021
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non-accrual loans	Total Non-accrual loans
Commercial
Commercial and Industrial	$37	$—	$37	$243
Commercial Mortgage	—	3,309	3,309	8,205
Total Commercial	37	3,309	3,346	8,448
Consumer
Residential Mortgage	4,239	—	4,239	3,305
Home Equity	4,022	—	4,022	4,881
Total Consumer	8,261	—	8,261	8,186
Total	$8,298	$3,309	$11,607	$16,634

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $47.3 million and $70.0 million as of December 31, 2022, and December 31, 2021, respectively.  As of December 31, 2022, and December 31, 2021, there were $0.2 million in commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2022, and December 31, 2021.

	Loans Modified as a TDR for the Year Ended December 31, 2022			Loans Modified as a TDR for the Year Ended December 31, 2021
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	2	$210	$15	7	$251	$4
Total Commercial	2	210	15	7	251	4
Consumer
Residential Mortgage	6	1,441	71	15	5,889	612
Home Equity	3	276	5	11	1,793	85
Automobile	152	2,860	39	341	7,130	95
Other [2]	49	310	12	132	1,160	42
Total Consumer	210	4,887	127	499	15,972	834
Total	212	$5,097	$142	506	$16,223	$838
[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2022, and December 31, 2021, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2022		Year Ended December 31, 2021
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Consumer
Residential Mortgage	1	180	1	521
Home Equity	1	65	4	407
Automobile	12	191	38	644
Other [2]	10	73	29	189
Total	24	$509	72	$1,761
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.9 million as of December 31, 2022.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of December 31, 2022, and $2.7 billion as of December 31, 2021.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $6.0 million for the year ended December 31, 2022, $6.4 million for the year ended December 31, 2021, and $7.2 million for the year ended December 31, 2020.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2022	2021	2020
Balance at Beginning of Year	$800	$958	$1,126
Changes in Fair Value Due to Payoffs	(83)	(158)	(168)
Balance at End of Year	$717	$800	$958

For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2022	2021	2020
Balance at Beginning of Year	$21,451	$18,694	$23,896
Servicing Rights that Resulted From Asset Transfers	1,217	4,921	3,592
Amortization	(2,595)	(4,227)	(4,902)
Valuation Allowance Recovery (Provision)	1,829	2,063	(3,892)
Balance at End of Year	$21,902	$21,451	$18,694
Valuation Allowance:
Balance at Beginning of Year	$(1,829)	$(3,892)	$—
Valuation Allowance Recovery (Provision)	1,829	2,063	(3,892)
Balance at End of Year	$—	$(1,829)	$(3,892)
Fair Value:
Balance at Beginning of Year	$21,451	$18,694	$25,714
Balance at End of Year	$27,323	$21,451	$18,694

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2022, and December 31, 2021 were as follows:

	December 31,
	2022	2021
Weighted-Average Constant Prepayment Rate [1]	4.02%	10.70%
Weighted-Average Life (in years)	9.64	6.18
Weighted-Average Note Rate	3.60%	3.62%
Weighted-Average Discount Rate [2]	9.93%	7.04%
[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2022, and December 31, 2021, is presented in the following table.

	December 31,
(dollars in thousands)	2022	2021
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(346)	$(252)
Decrease in fair value from 50 bps adverse change	(686)	(498)
Discount Rate
Decrease in fair value from 25 bps adverse change	(316)	(223)
Decrease in fair value from 50 bps adverse change	(626)	(441)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2022
Premises	$380,978	$(233,744)	$147,234
Equipment	141,923	(84,540)	57,383
Finance Leases	6,593	(4,433)	2,160
Total	$529,494	$(322,717)	$206,777

December 31, 2021
Premises	$366,205	$(226,515)	$139,690
Equipment	145,120	(87,649)	57,471
Finance Leases	6,593	(4,361)	2,232
Total	$517,918	$(318,525)	$199,393

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $21.4 million, $21.1 million, and $20.2 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2022 and December 31, 2021. The Company recorded a $1.6 million impairment of the Company’s premises and equipment for the year ended December 31, 2020, related to the decision to permanently close twelve branches and reduce the number of cash-only ATMs.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2022, and December 31, 2021, were as follows:

	December 31,
(dollars in thousands)	2022	2021
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$53,065	$36,624
Derivative Financial Instruments	47,717	42,011
Low-Income Housing and Other Equity Investments	175,283	136,647
Deferred Compensation Plan Assets	47,755	56,411
Prepaid Expenses	18,651	17,670
Accounts Receivable	12,168	13,323
Deferred Tax Assets	177,713	42,277
Other	41,636	39,764
Total Other Assets	$573,988	$384,727

Note 8.  Deposits

Time Deposits

As of December 31, 2022, and December 31, 2021, the Company’s total time deposits were $1.7 billion and $1.0 billion, respectively.  As of December 31, 2022, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2023	$1,420,852
2024	128,304
2025	32,907
2026	102,929
2027	12,972
Thereafter	7,773
Total	$1,705,737

The amount of time deposits with balances of $100,000 or more was $1.5 billion as of December 31, 2022, and $0.8 billion as of December 31, 2021.  As of December 31, 2022, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$764,339
Over Three Months through Six Months	202,862
Over Six Months through Twelve Months	348,755
Over Twelve Months	209,003
Total	$1,524,959

Public Deposits

As of December 31, 2022, and December 31, 2021, deposits of governmental entities of $1.6 billion and $1.2 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Securities Sold Under Agreements to Repurchase

Details of the Company’s securities sold under agreements to repurchase as of December 31, 2022, and December 31, 2021 were as follows:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)
Securities Sold Under Agreements to Repurchase
Private Institutions	$725,000	2.97	3.7	450,000	2.46	3.0
Government Entities	$490	1.55%	1.9	$490	1.55%	2.9
Total	$725,490	2.96%	3.7	$450,490	2.46%	3.0

As of December 31, 2022, all of our repurchase agreements were at fixed interest rates.  Remaining terms ranged from 2024 to 2029.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2022, and December 31, 2021, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	28,673	—	28,673
Residential - U.S. Government-Sponsored Enterprises	—	—	396,327	300,000	696,327
Total	$—	$—	$425,000	$300,490	$725,490

December 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	38,685	13,407	52,092
Residential - U.S. Government-Sponsored Enterprises	—	—	236,315	161,593	397,908
Total	$—	$—	$275,000	$175,490	$450,490

Note 10.  Other Debt

The Company’s other debt as of December 31, 2022, and December 31, 2021, were as follows:

	December 31,
(dollars in thousands)	2022	2021
Federal Home Loan Bank of Des Moines Advances	$400,000	$—
Finance Lease Obligations	10,294	10,391
Total	$410,294	$10,391

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings.  As of December 31, 2022, FHLB advances totaled $400.0 million with a weighted-average interest rate of 4.16% and maturity dates during 2027.  As of December 31, 2022, the Company had an undrawn line of credit with the FHLB of $2.8 billion.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FHLB as of December 31, 2022, and December 31, 2021.

Finance lease obligations relate to office space at the Company’s headquarters.  The lease began in 1993 and has a 60 year term.

As of December 31, 2022, the Company had an undrawn line of credit with the FRB of $603.4 million.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FRB as of December 31, 2022, and December 31, 2021.

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2022, and December 31, 2021:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2022
Common Shareholders’ Equity		$1,141,507	$1,279,736
Common Equity Tier 1 Capital		1,554,741	1,704,570
Tier 1 Capital		1,730,228	1,704,570
Total Capital		1,875,430	1,849,772
Common Equity Tier 1 Capital Ratio	6.5%	10.92%	11.98%
Tier 1 Capital Ratio	8.0%	12.15%	11.98%
Total Capital Ratio	10.0%	13.17%	13.00%
Tier 1 Leverage Ratio	5.0%	7.37%	7.27%

As of December 31, 2021
Common Shareholders’ Equity		$1,436,124	$1,586,473
Common Equity Tier 1 Capital		1,483,455	1,645,405
Tier 1 Capital		1,658,942	1,645,405
Total Capital		1,811,943	1,798,190
Common Equity Tier 1 Capital Ratio	6.5%	12.12%	13.47%
Tier 1 Capital Ratio	8.0%	13.56%	13.47%
Total Capital Ratio	10.0%	14.81%	14.72%
Tier 1 Leverage Ratio	5.0%	7.32%	7.26%

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

In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity) under the U.S. Basel III capital framework, to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers.  The capital conservation buffer is a minimum of 2.5% of additional capital in addition to the minimum risk-based capital ratios.

As of December 31, 2022, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action.  The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank.  There were no conditions or events since December 31, 2022, that management believes have changed the Company or the Bank’s capital classifications.

The Company elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule that was finalized on September 30, 2020. Under the modified CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax), upon the January 1, 2020, CECL adoption date, was deferred, and was phased-in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, was also phased-in to regulatory capital at 25% per year commencing January 1, 2022.

Dividends

Dividends paid by the Parent are substantially funded from dividends received from the Bank.  The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Parent.  These restrictions generally require advance approval from the Bank’s regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes.  For the year ended December 31, 2022, the Parent repurchased 627,629 shares of common stock under its share repurchase program at an average cost per share of $79.41 and total cost of $49.8 million.  From the beginning of the stock repurchase program in July 2001 through December 31, 2022, the Parent repurchased a total of 58.0 million shares of common stock at an average cost of $41.17 per share and total cost of $2.4 billion. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

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

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(523,221)	$(138,678)	$(384,543)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	10,680	2,831	7,849
Net Unrealized Gains (Losses) on Investment Securities	(512,541)	(135,847)	(376,694)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	9,525	2,525	7,000
Amortization of Net Actuarial Losses (Gains)	2,175	576	1,599
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	11,454	3,036	8,418
Other Comprehensive Income (Loss)	$(501,087)	$(132,811)	$(368,276)

Year Ended December 31, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(111,084)	$(29,440)	$(81,644)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,798)	(1,007)	(2,791)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	648	171	477
Net Unrealized Gains (Losses) on Investment Securities	(114,234)	(30,276)	(83,958)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	10,842	2,874	7,968
Amortization of Net Actuarial Losses (Gains)	2,676	709	1,967
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	13,272	3,518	9,754
Other Comprehensive Income (Loss)	$(100,962)	$(26,758)	$(74,204)

Year Ended December 31, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$58,763	$15,600	$43,163
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(50)	(27)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	397	105	292
Net Unrealized Gains (Losses) on Investment Securities	59,083	15,655	43,428
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(8,187)	(2,170)	(6,017)
Amortization of Net Actuarial Losses (Gains)	2,318	614	1,704
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	(6,115)	(1,621)	(4,494)
Other Comprehensive Income (Loss)	$52,968	$14,034	$38,934
[1]

The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available- For-Sale	Investment Securities- Held-To- Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(384,543)	—	7,000	(377,543)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7,849	1,418	9,267
Total Other Comprehensive Income (Loss)	(207,843)	(168,851)	8,418	(368,276)
Balance at End of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)

Year Ended December 31, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(81,644)	—	7,968	(73,676)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,791)	477	1,786	(528)
Total Other Comprehensive Income (Loss)	(84,435)	477	9,754	(74,204)
Balance at End of Period	$(32,940)	$54	$(33,496)	$(66,382)

Year Ended December 31, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	43,163	—	(6,017)	37,146
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(27)	292	1,523	1,788
Total Other Comprehensive Income (Loss)	43,136	292	(4,494)	38,934
Balance at End of Period	$51,495	$(423)	$(43,250)	$7,822

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(10,680)	$(648)	$(397)	Interest Income
	2,831	171	105	Provision for Income Tax
	(7,849)	(477)	(292)	Net of Tax
Sales of Investment Securities Available-for-Sale	—	3,798	77	Investment Securities Gains (Losses), Net
	—	(1,007)	(50)	Provision for Income Tax
	—	2,791	27	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	246	246	246
Net Actuarial Losses [2]	(2,175)	(2,676)	(2,318)
	(1,929)	(2,430)	(2,072)	Total Before Tax
	511	644	549	Provision for Income Tax
	(1,418)	(1,786)	(1,523)	Net of Tax

Total Reclassifications for the Period	$(9,267)	$528	$(1,788)	Net of Tax
[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

(dollars in thousands, except shares and per share amounts)	2022	2021	2020
Numerator:
Net Income Available to Common Shareholders	$217,927	$250,397	$153,804

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,601,089	39,837,798	39,726,210
Dilutive Effect of Equity Based Awards	186,913	215,866	165,897
Weighted Average Common Shares Outstanding - Diluted	39,788,002	40,053,664	39,892,107

Earnings Per Common Share:
Basic	$5.50	$6.29	$3.87
Diluted	$5.48	$6.25	$3.86

Antidilutive Stock Options and Restricted Stock Outstanding	—	41,802	113,410

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 320 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (online banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2022 [1]
Net Interest Income	$327,940	$209,272	$3,346	$540,558
Provision for Credit Losses	5,324	(205)	(12,919)	(7,800)
Net Interest Income After Provision for Credit Losses	322,616	209,477	16,265	548,358
Noninterest Income	126,336	25,937	5,268	157,541
Noninterest Expense	(330,561)	(70,601)	(14,103)	(415,265)
Income Before Income Taxes	118,391	164,813	7,430	290,634
Provision for Income Taxes	(29,974)	(40,659)	5,803	(64,830)
Net Income	$88,417	$124,154	$13,233	$225,804
Total Assets as of December 31, 2022 [1]	$8,545,896	$5,522,916	$9,538,065	$23,606,877

Year Ended December 31, 2021 [1]
Net Interest Income	$284,597	$194,409	$18,284	$497,290
Provision for Credit Losses	5,764	201	(56,465)	(50,500)
Net Interest Income After Provision for Credit Losses	278,833	194,208	74,749	547,790
Noninterest Income	131,292	30,637	9,424	171,353
Noninterest Expense	(304,177)	(64,470)	(24,942)	(393,589)
Income Before Income Taxes	105,948	160,375	59,231	325,554
Provision for Income Taxes	(26,474)	(39,070)	(6,638)	(72,182)
Net Income	$79,474	$121,305	$52,593	$253,372
Total Assets as of December 31, 2021 [1]	$7,701,447	$5,107,001	$9,976,493	$22,784,941

Year Ended December 31, 2020 [1]
Net Interest Income	$293,451	$188,626	$14,245	$496,322
Provision for Credit Losses	8,087	(948)	110,661	117,800
Net Interest Income (Loss) After Provision for Credit Losses	285,364	189,574	(96,416)	378,522
Noninterest Income	128,399	34,523	21,487	184,409
Noninterest Expense	(289,590)	(63,294)	(20,923)	(373,807)
Income (Loss) Before Income Taxes	124,173	160,803	(95,852)	189,124
Provision for Income Taxes	(31,563)	(40,081)	36,324	(35,320)
Net Income (Loss)	$92,610	$120,722	$(59,528)	$153,804
Total Assets as of December 31, 2020 [1]	$7,507,825	$5,116,807	$7,979,019	$20,603,651

[1] Certain prior period information has been reclassified to conform to current presentation.

Note 14.  Employee Benefits

The Company has defined contribution plans, defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plans

The Bank of Hawai‘i Retirement Savings Plan (the “Savings Plan”) has three Company contribution components in addition to employee contributions: 1) 401(k) matching, as described below; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan.  The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation.  A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan.  The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits.  Total expense for all components of the Company’s defined contribution plans was $13.2 million, $16.0 million, and $14.0 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula.  The Excess Plan has no plan assets.  The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $2.7 million and $3.3 million for December 31, 2022, and December 31, 2021, respectively.

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

The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50.  These retirees continue on the medical and dental plan until age 65 paying the full premium.  As of December 31, 2022, and December 31, 2021, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2022, and December 31, 2021.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021
Benefit Obligation at Beginning of Year	$110,585	$117,647	$29,270	$31,507
Service Cost	—	—	584	678
Interest Cost	3,097	2,924	861	816
Actuarial Losses (Gains)	(22,049)	(2,817)	(7,577)	(2,514)
Employer Benefits Paid [1]	(7,179)	(7,169)	(1,209)	(1,217)
Benefit Obligation at End of Year	$84,454	$110,585	$21,929	$29,270
Fair Value of Plan Assets at Beginning of Year	$101,294	$97,890	$—	$—
Actual Return on Plan Assets	(15,261)	10,103	—	—
Employer Contributions	470	470	1,209	1,217
Employer Benefits Paid [1]	(7,179)	(7,169)	(1,209)	(1,217)
Fair Value of Plan Assets at End of Year	$79,324	$101,294	$—	$—
Funded Status at End of Year [2]	$(5,130)	$(9,291)	$(21,929)	$(29,270)

[1]

Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above.  Participants' contributions for postretirement benefits were $0.8 million for the years ended December 31, 2022, and December 31, 2021.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The changes in actuarial losses (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2022, and December 31, 2021.  For the year ended December 31, 2022, the change in discount rate resulted in a $21.9 million decrease to the Company’s Pension Plans liability and a $7.5 million decrease to the Company’s postretirement benefit plan liability.  For the year ended December 31, 2021, the change in discount rate resulted in a $4.3 million decrease to the Company’s Pension Plans liability and a $1.3 million decrease to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2022, and December 31, 2021.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(31,984)	$(35,014)	$5,803	$235
Net Prior Service Credit	—	—	1,103	1,283
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(31,984)	$(35,014)	$6,906	$1,518

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2022	2021	2020	2022	2021	2020
Service Cost	$—	$—	$—	$584	$678	$578
Interest Cost	3,097	2,924	3,627	861	816	945
Expected Return on Plan Assets	(4,840)	(4,592)	(5,028)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(246)	(246)
Net Actuarial Losses (Gains) [1]	2,175	2,676	2,318	—	—	—
Net Periodic Benefit Cost	$432	$1,008	$917	$1,199	$1,248	$1,277
[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2022, and December 31, 2021, for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Weighted Average Assumptions as of December 31:
Discount Rate	5.51%	2.89%	5.58%	3.00%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.20%	5.70%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.0% in 2047.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, were as follows:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted Average Assumptions as of December 31:
Discount Rate	2.89%	2.55%	3.36%	3.00%	2.66%	3.42%
Expected Long-Term Rate of Return on Plan Assets	5.25%	5.25%	5.75%	—	—	—
Health Care Cost Trend Rate	—	—	—	5.70%	5.50%	5.70%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets.  Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2023.

As of December 31, 2022, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2023	$7,471	$1,377
2024	7,426	1,402
2025	7,393	1,467
2026	7,316	1,521
2027	7,201	1,585
Years 2028-2032	33,630	8,573

Retirement Plan Assets

The Company’s overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan’s termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments.  The long-term investment objective is to achieve an overall annualized total return, gross of fees, in line with the blended benchmark index comprised of 36% MSCI USA IMI Index, 24% MSCI ACWI ex-US IMI Index, and 40% Barclays Aggregate Bond Index.

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

The fair values of the Retirement Plan assets as of December 31, 2022, and December 31, 2021, by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2022	Total as of Dec. 31, 2021
Cash	$589	$—	$—	$589	$618
Equity Securities – Mutual Funds:
Large-Cap	4,979	—	—	4,979	511
Mixed-Cap	23,632	—	—	23,632	33,108
International	18,283	—	—	18,283	29,022
Emerging Market	757	—	—	757	1,786
Fixed Income Securities – Mutual Funds	31,084	—	—	31,084	36,249
Total	$79,324	$—	$—	$79,324	$101,294

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

As of December 31, 2022, total shares authorized under the plans were 2.1 million shares, of which 1.1 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period.  Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.  For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2022	2021	2020
Compensation Expense	$16,066	$13,267	$7,578
Income Tax Benefit	4,262	3,520	2,009

Restricted Stock

As of December 31, 2022, unrecognized compensation expense related to unvested restricted stock was $23.2 million.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.08 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2019	309,949	$83.75
Granted	161,168	80.97
Vested	(99,894)	84.69	$8,544
Forfeited	(42,454)	84.36
Unvested as of December 31, 2020	328,769	$82.02
Granted	292,007	90.23
Vested	(97,278)	78.55	$8,673
Forfeited	(22,962)	86.48
Unvested as of December 31, 2021	500,536	$87.28
Granted	192,030	85.80
Vested	(138,823)	83.21	$11,640
Forfeited	(13,074)	86.96
Unvested as of December 31, 2022 [1]	540,669	$87.81

1   As of December 31, 2022, 107,975 shares were unvested from service-based grants.

Stock Options

There were no stock options granted during the years ended December 31, 2022, December 31, 2021, and December 31, 2020.   All previously issued stock options granted were fully vested prior to December 31, 2018.  The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2022	17,301	$47.72
Exercised	(16,468)	47.72
Expired	(833)	47.72
Stock Options Outstanding as of December 31, 2022	—	—	—	$—
Stock Options Vested and Exercisable as of December 31, 2022	—	—	—	—

The following summarizes certain stock option activity of the Company for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

(dollars in thousands)	2022	2021	2020
Intrinsic Value of Stock Options Exercised	$679	$6,755	$2,261
Cash Received from Stock Options Exercised	786	7,473	2,438
Tax Benefits Realized from Stock Options Exercised	166	1,611	485

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	2022	2021	2020
Current:
Federal	$59,855	$58,652	$65,840
State	7,688	10,510	12,066
Total Current	67,543	69,162	77,906
Deferred:
Federal	(3,247)	2,254	(31,783)
State	534	766	(10,803)
Total Deferred	(2,713)	3,020	(42,586)
Provision for Income Taxes	$64,830	$72,182	$35,320

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity.  Excess tax benefits related to stock options are recorded as a reduction of the provision for income taxes.  The net tax charge recorded directly to consolidated shareholders’ equity was $132.7 million for the year ended December 31, 2022.  The net tax benefit and net tax charge recorded directly to consolidated shareholders’ equity was $26.8 million and $16.2 million for the years ended December 31, 2021, and December 31, 2020, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2022, and December 31, 2021, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2022	2021
Deferred Tax Liabilities:
Accelerated Depreciation	$(7,958)	$(8,131)
Accrued Pension Cost	(11,270)	(11,270)
Federal Home Loan Bank of Des Moines Stock	(6,597)	(2,885)
Lease Transactions	(25,741)	(37,585)
Operating Lease Liabilities	(24,469)	(25,348)
Investment in Variable Interest Entities	(700)	(1,657)
Deferred Loan Fees	(4,798)	(3,845)
Originated Mortgage Servicing Rights	(6,008)	(6,068)
Other	(909)	(915)
Gross Deferred Tax Liabilities	(88,450)	(97,704)
Deferred Tax Assets:
Allowance for Credit Losses	40,056	43,348
Minimum Pension Liability	9,046	12,082
Accrued Expenses	20,066	22,416
Postretirement Benefit Obligations	7,005	7,170
Capital Lease Expenses	2,156	2,163
Operating Lease Right-of-Use Assets	26,648	27,360
Restricted Stock	5,988	4,442
Net Unrealized Losses on Investments Securities	147,716	11,868
Deductible State and Local Taxes	2,360	3,239
Low Income Housing Investments	5,349	3,007
Other	5,995	6,089
Gross Deferred Tax Assets Before Valuation Allowance	272,385	143,184
Valuation Allowance	(6,222)	(3,203)
Gross Deferred Tax Assets After Valuation Allowance	266,163	139,981
Net Deferred Tax Assets	$177,713	$42,277

Both positive and negative evidence were considered by management in determining the need for a valuation allowance.  Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/carryforwards of capital losses are allowed.  Positive evidence included capital gains in the carryback years.  After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate.  Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and there will be sufficient future taxable income exclusive of reversing temporary differences. As of December 31, 2022, and December 31, 2021, the Company carried a valuation allowance of $6.2 million and $3.2 million, respectively, related to the deferred tax assets established in connection with the low-income housing investments.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions.  The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes.  The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.  As of December 31, 2022, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

	2022	2021	2020
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.08	2.85	0.81
Low-Income Housing Investments	1.60	0.77	0.82
Investment Tax Credits	(0.28)	(0.35)	(1.24)
Bank-Owned Life Insurance	(0.72)	(0.48)	(0.82)
Tax-Exempt Income	(0.20)	(0.24)	(0.50)
Leveraged Lease	(0.84)	(0.10)	(0.56)
Other	(0.33)	(1.28)	(0.83)
Effective Tax Rate	22.31%	22.17%	18.68%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

(dollars in thousands)	2022	2021	2020
Unrecognized Tax Benefits at Beginning of Year	$4,015	$5,403	$6,120
Gross Increases, Related to Tax Positions Taken in a Prior Period	1	261	374
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(26)	(1,285)	—
Gross Increases, Related to Current Period Tax Positions	226	234	222
Lapse of Statute of Limitations	(520)	(598)	(1,313)
Unrecognized Tax Benefits at End of Year	$3,696	$4,015	$5,403

As of December 31, 2022, and December 31, 2021, $3.7 million and $4.0 million, respectively, in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months.  However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2022.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes.  The recorded net tax benefit for interest and penalties was $0.1 million for the year ended December 31, 2022.  For the years ended December 31, 2021, and December 31, 2020, the Company recorded a net tax provision of less than $0.1 million for interest and penalties.  As of December 31, 2022, and December 31, 2021, the balance of the accrual for possible interest and penalties was $1.3 million and $1.5 million, respectively.

The federal tax returns for 2019 through 2021 remain subject to examination.  The Company's State of Hawaii income tax returns for 2015 through 2021 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$3,860	$58	$45,857	$1,084
Forward Commitments	3,256	6	58,523	(35)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,821,433	(160,914)	1,400,322	28,742
Pay Fixed/Receive Variable Swaps	1,821,433	38,785	1,400,322	(5,922)
Foreign Exchange Contracts	52,065	1,745	102,548	(674)
Conversion Rate Swap Agreement	124,752	NA 1	131,672	NA 1

1  The conversation rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2022, and December 31, 2021:

	December 31, 2022		December 31, 2021
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$64	$6	$1,084	$—
Forward Commitments	10	4	17	52
Interest Rate Swap Agreements	45,831	167,960	40,733	17,913
Foreign Exchange Contracts	1,812	67	177	851
Total	$47,717	$168,037	$42,011	$18,816

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

	Location of Net Gains	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	(Losses) Recognized in the Statements of Income	2022	2021	2020
Interest Rate Lock Commitments	Mortgage Banking	$(915)	$8,771	$22,348
Forward Commitments	Mortgage Banking	2,348	1,580	(4,274)
Interest Rate Swap Agreements [1]	Other Noninterest Income	44	77	(129)
Foreign Exchange Contracts	Other Noninterest Income	1,792	1,462	1,940
Total		$3,269	$11,890	$19,885

[1]

The net gains amounts presented in the table above for the years ended December 31, 2021, and 2020, have been updated to properly exclude the fee income generated from the execution of these derivative financial instruments.

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

As of December 31, 2022, and December 31, 2021, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The Company had a net asset position and a net liability position with its financial institution counterparties totaling $38.8 million and $5.9 million as of December 31, 2022, and December 31, 2021, respectively.  See Note 19 to the Consolidated Financial Statements for more information on the interest rate swap agreements.

Foreign Exchange Contracts

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion rate of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion rate, the buyer would be required to make payment to the Company.  As of December 31, 2022, and December 31, 2021, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion rate were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $174.5 million and $134.7 million as of December 31, 2022, and December 31, 2021, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2022, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2023	$41,142
2024	12,497
2025	24,115
2026	157
2027	58
Thereafter	10,790
Total Unfunded Commitments	$88,759

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

(dollars in thousands)	2022	2021	2020
Effective Yield Method
Tax credits and other tax benefits recognized	$6,116	$8,604	$11,752
Amortization Expense in Provision for Income Taxes	5,185	6,700	8,586

Proportional Amortization Method
Tax credits and other tax benefits recognized	$15,174	$10,831	$6,633
Amortization Expense in Provision for Income Taxes	13,131	9,375	5,729

There were no impairment losses related to LIHTC investments for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

Note 19.  Balance Sheet Offsetting

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2022, and December 31, 2021.  The swap agreements that the Company have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)- (iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$42,339	$—	$42,339	$42,339	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	3,554	—	3,554	3,554	—	—

Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—

December 31, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$26	$—	$26	$26	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,948	—	5,948	26	5,922	—

Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$450,490	$—	$450,490	$—	$450,490	$—
[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For interest rate swap agreements, the fair value of investment securities pledged was $34.8 million and $58.3 million as of December 31, 2022, and December 31, 2021, respectively.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $755.9 million and $523.4 million as of December 31, 2022, and December 31, 2021, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $0.8 million and $1.3 million as of December 31, 2022, and December 31, 2021, respectively.

Note 20.  Commitments and Contingencies

The Company’s credit commitments as of December 31, 2022, were as follows:

(dollars in thousands)	December 31, 2022
Unfunded Commitments to Extend Credit	$3,592,872
Standby Letters of Credit	129,512
Commercial Letters of Credit	24,030
Total	$3,746,414

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary.  Assets valued at $100.8 million secured certain specifically identified standby letters of credit as of December 31, 2022.  As of December 31, 2022, the standby and commercial letters of credit had remaining terms ranging from 1 to 17 months.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate. In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of December 31, 2022, and December 31, 2021, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, and December 31, 2021:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$141,944	$91,962	$—	$233,906
Debt Securities Issued by States and Political Subdivisions	—	95,265	—	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,628	—	48,628
Debt Securities Issued by Corporations	—	794,658	—	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	732,828	—	732,828
Residential - U.S. Government-Sponsored Enterprises	—	793,871	—	793,871
Commercial - Government Agencies or Sponsored Agencies	—	145,667	—	145,667
Total Mortgage-Backed Securities	—	1,672,366	—	1,672,366
Total Investment Securities Available-for-Sale	141,944	2,702,879	—	2,844,823
Loans Held for Sale	—	1,035	—	1,035
Mortgage Servicing Rights	—	—	717	717
Other Assets	47,755	—	—	47,755
Derivatives [1]	—	1,822	45,895	47,717
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022	$189,699	$2,705,736	$46,612	$2,942,047
Liabilities:
Derivatives [1]	$—	$70	$167,967	$168,037
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022	$—	$70	$167,967	$168,037
December 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$114,845	$135,242	$—	$250,087
Debt Securities Issued by States and Political Subdivisions	—	75,818	—	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,780	—	1,780
Debt Securities Issued by Corporations	—	383,113	—	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,319,042	—	1,319,042
Residential - U.S. Government-Sponsored Enterprises	—	2,090,326	—	2,090,326
Commercial - Government Agencies or Sponsored Agencies	—	155,890	—	155,890
Total Mortgage-Backed Securities	—	3,565,258	—	3,565,258
Total Investment Securities Available-for-Sale	114,845	4,161,211	—	4,276,056
Loans Held for Sale	—	26,746	—	26,746
Mortgage Servicing Rights	—	—	800	800
Other Assets	56,411	—	—	56,411
Derivatives [1]	—	194	41,817	42,011
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021	$171,256	$4,188,151	$42,617	$4,402,024
Liabilities:
Derivatives [1]	$—	$903	$17,913	$18,816
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021	$—	$903	$17,913	$18,816

[1]	The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2022, and December 31, 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2022
Balance as of January 1, 2022	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(83)	(871)
Transfers to Loans Held for Sale	—	(112)
Variation Margin Payments	—	(144,993)
Balance as of December 31, 2022	$717	$(122,072)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2022	$—	$(871)

Year Ended December 31, 2021
Balance as of January 1, 2021	$958	$77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income [3]	(158)	8,848
Transfers to Loans Held for Sale	—	(12,634)
Variation Margin Payments	—	(50,190)
Balance as of December 31, 2021	$800	$23,904
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2021	$—	$8,848

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

[3]

The unrealized net losses included in net income related to assets still held as of December 31, 2021, has been updated to exclude the impact of activities unrelated to the computation of unrealized net losses.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2022, and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2022					December 31, 2021
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Range			Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.81%	-	10.63%	4.02%	$28,040	6.51%	-	11.48%	10.70%	$22,251
		Discount Rate	8.70%	-	10.40%	9.93%		6.49%	-	7.08%	7.04%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.86%	$58	75.40%	-	100.00%	90.47%	$1,084
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(122,129)	0.00%	-	0.49%	0.14%	$22,820

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2022.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$21,902	$—

December 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,451	$(1,829)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2022, and December 31, 2021.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2022
Loans Held for Sale	$1,035	$1,016	$19

December 31, 2021
Loans Held for Sale	$26,746	$26,309	$437

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the years ended December 31, 2022, and December 31, 2021, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2022, and December 31, 2021.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$5,414,139	$4,615,393	$113,417	$4,501,976	$—
Loans	13,371,226	12,386,615	—	—	12,386,615

Financial Instruments – Liabilities
Time Deposits	1,705,737	1,679,777	—	1,679,777	—
Securities Sold Under Agreements to Repurchase	725,490	718,614	—	718,614	—
Other Debt [1]	400,000	402,877	—	402,877	—

December 31, 2021
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,694,780	$4,646,619	$131,139	$4,515,480	$—
Loans	11,921,869	12,094,631	—	—	12,094,631

Financial Instruments – Liabilities
Time Deposits	1,000,089	998,134	—	998,134	—
Securities Sold Under Agreements to Repurchase	450,490	469,293	—	469,293	—

[1]	Excludes finance lease obligations.

Note 22.  Revenue from Contracts with Customers

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$43,803	$46,068	$43,456
Service Charges on Deposit Accounts	12,975	12,181	11,715
Fees, Exchange, and Other Service Charges	43,139	41,962	36,005
Annuity and Insurance	3,710	3,130	3,249
Other	9,034	8,684	8,626
Noninterest Income (in-scope of Topic 606)	112,661	112,025	103,051
Noninterest Income (out-of-scope of Topic 606)	44,880	59,328	81,358
Total Noninterest Income	$157,541	$171,353	$184,409

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

(dollars in thousands)		December 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$92,307	$95,621
Finance lease right-of-use assets	Premises and Equipment, Net	2,160	2,232
Total Lease Right-of-Use Assets		$94,467	$97,853

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$100,526	$103,210
Finance lease liabilities	Other Debt	10,294	10,391
Total Lease Liabilities		$110,820	$113,601

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

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term
Operating leases	15.4	16.4 years
Finance leases	30.0	31.0 years
Weighted-Average Discount Rate
Operating leases	3.56%	3.57%
Finance leases	7.04%	7.04%

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

(dollars in thousands)	2022	2021
Lease Costs
Operating lease cost	$11,843	$11,493
Variable lease cost	3,305	2,954
Short-term lease cost	328	407
Interest on lease liabilities [1]	728	735
Amortization of right-of-use assets	72	72
Sublease income	(7,147)	(7,452)
Net Lease Costs	$9,129	$8,209

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,502	$13,741
Operating cash flows from finance leases	728	735
Financing cash flows from finance leases	97	90
Right-of-use assets obtained in exchange for new operating lease liabilities	10,804	12,207
[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2022, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2023	$825	$11,365
2024	825	10,538
2025	825	10,113
2026	825	8,816
2027	825	7,732
Thereafter	20,630	77,571
Total Future Minimum Lease Payments	24,755	126,135
Amounts Representing Interest	(14,461)	(25,609)
Present Value of Net Future Minimum Lease Payments	$10,294	$100,526

The Company, as lessor, leases and subleases certain properties to third party lessees.  Rental income for these operating leases were $9.5 million, $9.8 million, and $10.3 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2022, were as follows:

(dollars in thousands)	Minimum Rental Income
2023	$4,924
2024	3,241
2025	2,342
2026	1,651
2027	837
Thereafter	3,047
Total	$16,042

Note 24.  Bank of Hawai‘i Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Income
Dividends from Bank of Hawai‘i	$182,000	$62,000	$134,000
Investment Securities Gains (Losses), Net	(1,195)	(948)	13,336
Other Income and Interest on Investment	6	6	154
Total Income	180,811	61,058	147,490
Noninterest Expense
Intercompany Salaries and Services	1,121	764	758
Other Expenses	2,240	1,787	1,864
Total Noninterest Expense	3,361	2,551	2,622
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	177,450	58,507	144,868
Income Tax Benefit (Expense)	2,036	2,131	(2,395)
Equity in Undistributed Income of Subsidiaries	46,318	192,734	11,331
Net Income	$225,804	$253,372	$153,804
Comprehensive Income (Loss)	$(142,472)	$179,168	$192,738

Condensed Statements of Condition

(dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash with Bank of Hawai‘i	$19,147	$6,376
Investment Securities Held-to-Maturity	2,500	2,500
Goodwill	14,129	14,129
Other Assets	11,596	14,130
Equity in Net Assets of Subsidiaries	1,279,736	1,586,473
Total Assets	$1,327,108	$1,623,608

Liabilities
Income Taxes Payable	$349	$38
Other Liabilities	9,764	11,959
Total Liabilities	10,113	11,997
Shareholders' Equity	1,316,995	1,611,611
Total Liabilities and Shareholders' Equity	$1,327,108	$1,623,608

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Operating Activities
Net Income	$225,804	$253,372	$153,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	847	779	795
Net (Gains) Losses on Sales of Investment Securities	1,195	948	(13,336)
Equity in Undistributed Income of Subsidiaries	(46,318)	(192,734)	(11,331)
Net Change in Other Assets and Other Liabilities	1,138	(977)	(68)
Net Cash Provided by Operating Activities	182,666	61,388	129,864

Investing Activities
Capital Contributions to the Bank of Hawai‘i	—	(165,000)	—
Proceeds from (Expenses related to) Sales of Investment Securities	(1,195)	(948)	18,336
Purchase of Investment Securities Held-to-Maturity	—	—	(2,501)
Net Cash Provided by (Used in) Investing Activities	(1,195)	(165,948)	15,835

Financing Activities
Proceeds from Issuance of Common Stock	6,797	13,611	9,389
Proceeds from Issuance of Preferred Stock	—	175,487	—
Repurchase of Common Stock	(55,063)	(31,258)	(18,006)
Cash Dividends Paid Common Stock	(112,557)	(110,633)	(107,434)
Cash Dividends Paid Preferred Stock	(7,877)	(2,975)	—
Net Cash Provided by (Used in) Financing Activities	(168,700)	44,232	(116,051)

Net Change in Cash and Cash Equivalents	12,771	(60,328)	29,648
Cash and Cash Equivalents at Beginning of Period	6,376	66,704	37,056
Cash and Cash Equivalents at End of Period	$19,147	$6,376	$66,704

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP , located in Honolulu, Hawaii, United States, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawai‘i Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawai‘i Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawai‘i Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.  Other information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the  annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the   annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2022, December 31, 2021, and December 31, 2020

Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, December 31, 2021, and December 31, 2020

Consolidated Statements of Condition – December 31, 2022, and December 31, 2021

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2022, December 31, 2021, and December 31, 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022, December 31, 2021, and December 31, 2020

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

Date: March 1, 2023	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho	S. Haunani Apoliona, Director
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ Mark A. Burak	/s/ John C. Erickson
Mark A. Burak, Director	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle Hulst
Joshua D. Feldman, Director	Michelle Hulst, Director

/s/ Kent T. Lucien	/s/ Elliot K. Mills
Kent T. Lucien, Director	Elliot K. Mills, Director

/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director

/s/ Barbara J. Tanabe	/s/ Dana M. Tokioka
Barbara J. Tanabe, Director	Dana M. Tokioka, Director

/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director

/s/ Dean Y. Shigemura	/s/ Jeanne Dressel
Dean Y. Shigemura, Chief Financial Officer (Principal Financial Officer)	Jeanne Dressel, Controller, Principal Accounting Officer