Form 10-K/A
period 2022-12-31
BANK OF HAWAII CORP
filed 2023-03-02
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

On March 1, 2023, Bank of Hawaii Corporation (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”).  The purpose of this Amendment No. 1 to the Original Form 10-K is to replace Exhibit 23.1, which in the Original Form 10-K contained an inadvertent typographical error.  No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm. (Ernst & Young LLP, Honolulu, HI, PCAOB ID: 42)

31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	InLine XBRL Taxonomy Extension Schema Document

101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2023	Bank of Hawaii Corporation

	By:	/s/ Patrick M. McGuirk
Patrick M. McGuirk
Senior Executive Vice President and Corporate Secretary