Form 10-Q
period 2023-03-31
BANK OF HAWAII CORP
filed 2023-04-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

As of April 18, 2023, there were 39,648,881 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2023	2022
Interest Income
Interest and Fees on Loans and Leases	$136,501	$94,439
Income on Investment Securities
Available-for-Sale	23,893	17,100
Held-to-Maturity	23,948	18,701
Deposits	27	4
Funds Sold	3,366	127
Other	597	202
Total Interest Income	188,332	130,573
Interest Expense
Deposits	37,794	2,353
Securities Sold Under Agreements to Repurchase	5,377	2,772
Funds Purchased	704	2
Short-Term Borrowings	3,203	—
Other Debt	5,299	183
Total Interest Expense	52,377	5,310
Net Interest Income	135,955	125,263
Provision for Credit Losses	2,000	(5,500)
Net Interest Income After Provision for Credit Losses	133,955	130,763
Noninterest Income
Trust and Asset Management	10,690	11,276
Mortgage Banking	1,004	2,740
Service Charges on Deposit Accounts	7,737	7,272
Fees, Exchange, and Other Service Charges	13,808	12,952
Investment Securities Losses, Net	(1,792)	(1,545)
Annuity and Insurance	1,271	791
Bank-Owned Life Insurance	2,842	2,349
Other	5,177	7,716
Total Noninterest Income	40,737	43,551
Noninterest Expense
Salaries and Benefits	65,088	59,924
Net Occupancy	9,872	9,826
Net Equipment	10,375	9,153
Data Processing	4,583	4,560
Professional Fees	3,883	3,258
FDIC Insurance	3,234	1,502
Other	14,884	15,651
Total Noninterest Expense	111,919	103,874
Income Before Provision for Income Taxes	62,773	70,440
Provision for Income Taxes	15,931	15,606
Net Income	$46,842	$54,834
Preferred Stock Dividends	1,969	1,969
Net Income Available to Common Shareholders	$44,873	$52,865
Basic Earnings Per Common Share	$1.14	$1.33
Diluted Earnings Per Common Share	$1.14	$1.32
Dividends Declared Per Common Share	$0.70	$0.70
Basic Weighted Average Common Shares	39,276,833	39,752,679
Diluted Weighted Average Common Shares	39,465,889	39,956,391

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Net Income	$46,842	$54,834
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	29,276	(180,124)
Defined Benefit Plans	84	353
Total Other Comprehensive Income (Loss)	29,360	(179,771)
Comprehensive Income (Loss)	$76,202	$(124,937)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Interest-Bearing Deposits in Other Banks	$2,554	$3,724
Funds Sold	272,018	81,364
Investment Securities
Available-for-Sale	2,815,083	2,844,823
Held-to-Maturity (Fair Value of $4,601,876 and $4,615,393)	5,312,815	5,414,139
Loans Held for Sale	2,149	1,035
Loans and Leases	13,824,522	13,646,420
Allowance for Credit Losses	(143,577)	(144,439)
Net Loans and Leases	13,680,945	13,501,981
Total Earning Assets	22,085,564	21,847,066
Cash and Due From Banks	337,413	316,679
Premises and Equipment, Net	203,131	206,777
Operating Lease Right-of-Use Assets	91,387	92,307
Accrued Interest Receivable	63,175	61,002
Foreclosed Real Estate	1,040	1,040
Mortgage Servicing Rights	22,102	22,619
Goodwill	31,517	31,517
Bank-Owned Life Insurance	455,602	453,882
Other Assets	641,046	573,988
Total Assets	$23,931,977	$23,606,877
Liabilities
Deposits
Noninterest-Bearing Demand	$6,385,872	$6,714,982
Interest-Bearing Demand	4,283,801	4,232,567
Savings	7,898,874	7,962,410
Time	1,922,753	1,705,737
Total Deposits	20,491,300	20,615,696
Short-Term Borrowings	325,000	—
Securities Sold Under Agreements to Repurchase	725,490	725,490
Other Debt	510,269	410,294
Operating Lease Liabilities	99,746	100,526
Retirement Benefits Payable	26,768	26,991
Accrued Interest Payable	13,061	9,698
Taxes Payable	11,039	7,104
Other Liabilities	374,874	394,083
Total Liabilities	22,577,547	22,289,882
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: March 31, 2023 and December 31, 2022 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2023 -58,722,929 / 39,646,506 and December 31, 2022 -58,733,625 / 39,835,750)	583	582
Capital Surplus	624,126	620,578
Accumulated Other Comprehensive Loss	(405,298)	(434,658)
Retained Earnings	2,074,428	2,055,912
Treasury Stock, at Cost (Shares: March 31, 2023 - 19,076,423 and December 31, 2022 - 18,897,875)	(1,119,409)	(1,105,419)
Total Shareholders’ Equity	1,354,430	1,316,995
Total Liabilities and Shareholders’ Equity	$23,931,977	$23,606,877

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	46,842	—	46,842
Other Comprehensive Income	—	—	—	—	—	29,360	—	—	29,360
Share-Based Compensation	—	—	—	—	3,371	—	—	—	3,371
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	13,164	1	177	—	1,587	(197)	1,568
Common Stock Repurchased	—	—	(202,408)	—	—	—	—	(13,793)	(13,793)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,944)	—	(27,944)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2023	180,000	$180,000	39,646,506	$583	$624,126	$(405,298)	$2,074,428	$(1,119,409)	$1,354,430

Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock			—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Operating Activities
Net Income	$46,842	$54,834
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,000	(5,500)
Depreciation and Amortization	5,885	5,308
Amortization of Deferred Loan and Lease (Fees) Costs, Net	323	(856)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	3,390	7,031
Amortization of Operating Lease Right-of-Use Assets	2,908	2,903
Share-Based Compensation	3,371	4,010
Benefit Plan Contributions	(419)	(417)
Deferred Income Taxes	5,708	3,332
Net Gains on Sales of Loans and Leases	(676)	(1,724)
Net Losses on Sales of Investment Securities	1,792	1,545
Proceeds from Sales of Loans Held for Sale	7,299	77,591
Originations of Loans Held for Sale	(8,384)	(55,110)
Net Tax Benefits (Deficiency) from Share-Based Compensation	(418)	214
Net Change in Other Assets and Other Liabilities	(100,580)	(51,366)
Net Cash Provided by (Used in) Operating Activities	(30,959)	41,795

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	59,837	249,585
Purchases	—	(481,723)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	105,876	216,409
Purchases	—	(15,240)
Net Change in Loans and Leases	(180,606)	(284,797)
Purchases of Premises and Equipment	(2,240)	(5,658)
Net Cash Used in Investing Activities	(17,133)	(321,424)

Financing Activities
Net Change in Deposits	(124,396)	356,179
Net Change in Short-Term Borrowings	325,000	—
Proceeds from Long-Term Debt	100,000	—
Repayments of Long-Term Debt	(25)	(24)
Proceeds from Issuance of Common Stock	1,437	2,288
Repurchase of Common Stock	(13,793)	(13,960)
Cash Dividends Paid on Common Stock	(27,944)	(28,265)
Cash Dividends Paid on Preferred Stock	(1,969)	(1,969)
Net Cash Provided by Financing Activities	258,310	314,249
Net Change in Cash and Cash Equivalents	210,218	34,620
Cash and Cash Equivalents at Beginning of Period	401,767	560,434
Cash and Cash Equivalents at End of Period	$611,985	$595,054
Supplemental Information
Cash Paid for Interest	$49,014	$5,264
Cash Paid for Income Taxes	92	3,069
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	—	380

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawai‘i Corporation is a trade name of Bank of Hawaii Corporation, and along with its subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to businesses, consumers and governments in Hawaii and the West Pacific. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing. The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”), doing business as Bank of Hawai‘i.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Standard Pending Adoption

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	March 31, 2023
Interest-Bearing Deposits in Other Banks	$2,554
Funds Sold	272,018
Cash and Due From Banks	337,413
Total Cash and Cash Equivalents	$611,985

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$240,400	$535	$(12,564)	$228,371
Debt Securities Issued by States and Political Subdivisions	107,659	458	(10,375)	97,742
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	—	(151)	48,656
Debt Securities Issued by Corporations	849,661	1,148	(51,776)	799,033
Mortgage-Backed Securities:
Residential - Government Agencies	799,732	235	(86,385)	713,582
Residential - U.S. Government-Sponsored Enterprises	896,586	2	(113,989)	782,599
Commercial - Government Agencies or Sponsored Agencies	166,933	—	(21,833)	145,100
Total Mortgage-Backed Securities	1,863,251	237	(222,207)	1,641,281
Total	$3,109,778	$2,378	$(297,073)	$2,815,083
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,649	$—	$(15,407)	$116,242
Debt Securities Issued by Corporations	12,397	—	(2,010)	10,387
Mortgage-Backed Securities:
Residential - Government Agencies	1,807,744	58	(253,255)	1,554,547
Residential - U.S. Government-Sponsored Enterprises	2,916,693	45	(356,166)	2,560,572
Commercial - Government Agencies or Sponsored Agencies	444,332	—	(84,204)	360,128
Total Mortgage-Backed Securities	5,168,769	103	(693,625)	4,475,247
Total	$5,312,815	$103	$(711,042)	$4,601,876
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,335	$638	$(15,067)	$233,906
Debt Securities Issued by States and Political Subdivisions	107,689	158	(12,582)	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	0	(179)	48,628
Debt Securities Issued by Corporations	850,585	809	(56,736)	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	245	(96,215)	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	1	(126,110)	793,871
Commercial - Government Agencies or Sponsored Agencies	168,242	—	(22,575)	145,667
Total Mortgage-Backed Securities	1,917,020	246	(244,900)	1,672,366
Total	$3,172,436	$1,851	$(329,464)	$2,844,823
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,619	$—	$(18,202)	$113,417
Debt Securities Issued by Corporations	17,014	—	(2,534)	14,480
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	35	(294,047)	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	8	(397,055)	2,571,275
Commercial - Government Agencies or Sponsored Agencies	448,945	—	(86,951)	361,994
Total Mortgage-Backed Securities	5,265,506	43	(778,053)	4,487,496
Total	$5,414,139	$43	$(798,789)	$4,615,393

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $12.3 million and $11.7 million as of March 31, 2023, and December 31, 2022, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $9.2 million as of March 31, 2023, and December 31, 2022, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2023. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$8,904	$8,864
Due After One Year Through Five Years	419,407	400,680
Due After Five Years Through Ten Years	728,368	675,121
Due After Ten Years	6,380	5,207
	1,163,059	1,089,872
Debt Securities Issued by Government Agencies	83,468	83,930
Mortgage-Backed Securities:
Residential - Government Agencies	799,732	713,582
Residential - U.S. Government-Sponsored Enterprises	896,586	782,599
Commercial - Government Agencies or Sponsored Agencies	166,933	145,100
Total Mortgage-Backed Securities	1,863,251	1,641,281
Total	$3,109,778	$2,815,083
Held-to-Maturity:
Due After One Year Through Five Years	58,719	52,706
Due After Five Year Through Ten Years	74,373	64,940
Due After Ten Years	10,954	8,983
	144,046	126,629
Mortgage-Backed Securities:
Residential - Government Agencies	1,807,744	1,554,547
Residential - U.S. Government-Sponsored Enterprises	2,916,693	2,560,572
Commercial - Government Agencies or Sponsored Agencies	444,332	360,128
Total Mortgage-Backed Securities	5,168,769	4,475,247
Total	$5,312,815	$4,601,876

Investment securities with carrying values of $7.9 billion and $4.1 billion as of March 31, 2023, and December 31, 2022, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total Losses on Sales of Investment Securities	$(1,792)	$(1,545)

The losses on sales of investment securities during the three months ended March 31, 2023, and March 31, 2022, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. These losses were not the result of the Company selling its investment securities.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$11,940	$(37)	$148,474	$(12,527)	$160,414	$(12,564)
Debt Securities Issued by States and Political Subdivisions	8,041	(16)	62,948	(10,359)	70,989	(10,375)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,004	(46)	1,652	(105)	48,656	(151)
Debt Securities Issued by Corporations	149,430	(570)	376,921	(51,206)	526,351	(51,776)
Mortgage-Backed Securities:
Residential - Government Agencies	56,131	(1,453)	652,088	(84,932)	708,219	(86,385)
Residential - U.S. Government-Sponsored Enterprises	10,399	(365)	772,000	(113,624)	782,399	(113,989)
Commercial - Government Agencies or Sponsored Agencies	753	(22)	144,347	(21,811)	145,100	(21,833)
Total Mortgage-Backed Securities	67,283	(1,840)	1,568,435	(220,367)	1,635,718	(222,207)
Total	$283,698	$(2,509)	$2,158,430	$(294,564)	$2,442,128	$(297,073)

December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$28,574	$(1,118)	$127,841	$(13,949)	$156,415	$(15,067)
Debt Securities Issued by States and Political Subdivisions	11,341	(1,240)	49,985	(11,342)	61,326	(12,582)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,825	(108)	803	(71)	48,628	(179)
Debt Securities Issued by Corporations	438,225	(7,995)	284,350	(48,741)	722,575	(56,736)
Mortgage-Backed Securities:
Residential - Government Agencies	386,809	(30,492)	340,824	(65,723)	727,633	(96,215)
Residential - U.S. Government-Sponsored Enterprises	194,684	(22,294)	598,986	(103,816)	793,670	(126,110)
Commercial - Government Agencies or Sponsored Agencies	98,694	(13,247)	46,973	(9,328)	145,667	(22,575)
Total Mortgage-Backed Securities	680,187	(66,033)	986,783	(178,867)	1,666,970	(244,900)
Total	$1,206,152	$(76,494)	$1,449,762	$(252,970)	$2,655,914	$(329,464)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2023, which were comprised of 393 individual securities, represent a credit loss impairment. As of March 31, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of March 31, 2023.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2023, and March 31, 2022, were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Taxable	$47,757	$35,790
Non-Taxable	84	11
Total Interest Income from Investment Securities	$47,841	$35,801

As of March 31, 2023, and December 31, 2022, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal Home Loan Bank of Des Moines Stock	$43,000	$26,000
Federal Reserve Bank Stock	27,182	27,065
Total	$70,182	$53,065

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
Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2023, and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial
Commercial and Industrial	$1,425,916	$1,389,066
Paycheck Protection Program	15,175	19,579
Commercial Mortgage	3,826,283	3,725,542
Construction	232,903	260,825
Lease Financing	65,611	69,491
Total Commercial	5,565,888	5,464,503
Consumer
Residential Mortgage	4,691,298	4,653,072
Home Equity	2,260,001	2,225,950
Automobile	877,979	870,396
Other [2]	429,356	432,499
Total Consumer	8,258,634	8,181,917
Total Loans and Leases	$13,824,522	$13,646,420

1.
Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income was less than $0.1 million for the three months ended March 31, 2023 and March 31, 2022.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2023, and December 31, 2022, AIR for loans totaled $41.5 million and $40.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2023, and March 31, 2022.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(261)	(4,048)	(4,309)
Recoveries on Loans and Leases Previously Charged-Off	50	1,591	1,641
Net Loans and Leases Recovered (Charged-Off)	(211)	(2,457)	(2,668)
Provision for Credit Losses	(4,918)	6,724	1,806
Balance at End of Period	$58,771	$84,806	$143,577
Three Months Ended March 31, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(349)	(3,559)	(3,908)
Recoveries on Loans and Leases Previously Charged-Off	369	2,053	2,422
Net Loans and Leases Recovered (Charged-Off)	20	(1,506)	(1,486)
Provision for Credit Losses	(2,877)	(1,430)	(4,307)
Balance at End of Period	$62,093	$89,935	$152,028

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company uses an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics are typically monitored and risk-rated collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

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

For Pass rated credits, risk ratings are certified at a minimum annually. For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2023
Commercial
Commercial and Industrial
Pass	$193,760	$327,583	$274,437	$170,647	$45,234	$100,412	$284,517	$126	$1,396,716
Special Mention	454	260	4,507	-	-	169	697	-	6,087
Classified	-	2,617	1,510	978	-	14,769	3,220	19	23,113
Total Commercial and Industrial	$194,214	$330,460	$280,454	$171,625	$45,234	$115,350	$288,434	$145	$1,425,916
Paycheck Protection Program
Pass	$-	$-	$2,941	$12,234	$-	$-	$-	$-	$15,175
Total Paycheck Protection Program	$-	$-	$2,941	$12,234	$-	$-	$-	$-	$15,175
Commercial Mortgage
Pass	$476,513	$1,068,867	$750,112	$513,505	$267,100	$555,077	$50,040	$-	$3,681,214
Special Mention	-	86,018	7,729	4,811	-	20,995	-	-	119,553
Classified	3,220	175	1,953	8,370	-	11,798	-	-	25,516
Total Commercial Mortgage	$479,733	$1,155,060	$759,794	$526,686	$267,100	$587,870	$50,040	$-	$3,826,283
Construction
Pass	$9,124	$138,875	$63,866	$2,902	$16,691	$296	$1,149	$-	$232,903
Total Construction	$9,124	$138,875	$63,866	$2,902	$16,691	$296	$1,149	$-	$232,903
Lease Financing
Pass	$2,617	$14,469	$16,885	$10,796	$8,670	$10,795	$-	$-	$64,232
Special Mention	-	706	-	-	-	-	-	-	706
Classified	-	-	-	-	-	673	-	-	673
Total Lease Financing	$2,617	$15,175	$16,885	$10,796	$8,670	$11,468	$-	$-	$65,611
Total Commercial	$685,688	$1,639,570	$1,123,940	$724,243	$337,695	$714,984	$339,623	$145	$5,565,888
Consumer
Residential Mortgage
Pass	$104,228	$820,761	$1,291,098	$1,018,872	$316,122	$1,137,671	$-	$-	$4,688,752
Classified	-	-	-	-	324	2,222	-	-	2,546
Total Residential Mortgage	$104,228	$820,761	$1,291,098	$1,018,872	$316,446	$1,139,893	$-	$-	$4,691,298
Home Equity
Pass	$-	$-	$-	$-	$-	$878	$2,220,133	$37,024	$2,258,035
Classified	-	-	-	-	-	25	681	1,260	1,966
Total Home Equity	$-	$-	$-	$-	$-	$903	$2,220,814	$38,284	$2,260,001
Automobile
Pass	$90,387	$376,242	$197,708	$89,894	$73,066	$50,084	$-	$-	$877,381
Classified	-	203	122	60	100	113	-	-	598
Total Automobile	$90,387	$376,445	$197,830	$89,954	$73,166	$50,197	$-	$-	$877,979
Other[1]
Pass	$36,431	$174,242	$115,748	$26,317	$32,554	$20,226	$22,265	$940	$428,723
Classified	-	68	142	31	174	142	57	19	633
Total Other	$36,431	$174,310	$115,890	$26,348	$32,728	$20,368	$22,322	$959	$429,356
Total Consumer	$231,046	$1,371,516	$1,604,818	$1,135,174	$422,340	$1,211,361	$2,243,136	$39,243	$8,258,634
Total Loans and Leases	$916,734	$3,011,086	$2,728,758	$1,859,417	$760,035	$1,926,345	$2,582,759	$39,388	$13,824,522

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the three months ended March 31, 2023, $2.1 million revolving loans were converted to term loans.

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

1.
Comprised of other revolving credit, installment, and lease financing.
For the year ended December 31, 2022, $6.2 million revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2023, and December 31, 2022.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of March 31, 2023
Commercial
Commercial and Industrial	$1,689	$77	$—	$31	$1,797	$1,424,119	$1,425,916	$19
Paycheck Protection Program	—	—	—	—	—	15,175	15,175	—
Commercial Mortgage	304	—	—	3,216	3,520	3,822,763	3,826,283	3,216
Construction	—	—	—	—	—	232,903	232,903	—
Lease Financing	—	—	—	—	—	65,611	65,611	—
Total Commercial	1,993	77	—	3,247	5,317	5,560,571	5,565,888	3,235
Consumer
Residential Mortgage	2,595	790	4,566	4,199	12,150	4,679,148	4,691,298	1,958
Home Equity	2,603	974	1,723	3,638	8,938	2,251,063	2,260,001	143
Automobile	10,762	1,411	598	—	12,771	865,208	877,979	—
Other [1]	1,966	893	632	—	3,491	425,865	429,356	—
Total Consumer	17,926	4,068	7,519	7,837	37,350	8,221,284	8,258,634	2,101
Total	$19,919	$4,145	$7,519	$11,084	$42,667	$13,781,855	$13,824,522	$5,336

As of December 31, 2022
Commercial
Commercial and Industrial	$252	$9	$—	$37	$298	$1,388,768	$1,389,066	$37
Paycheck Protection Program	—	—	—	—	—	19,579	19,579
Commercial Mortgage	—	—	—	3,309	3,309	3,722,233	3,725,542	3,309
Construction	—	—	—	—	—	260,825	260,825	—
Lease Financing	—	—	—	—	—	69,491	69,491	—
Total Commercial	252	9	—	3,346	3,607	5,460,896	5,464,503	3,346
Consumer
Residential Mortgage	3,016	721	2,429	4,239	10,405	4,642,667	4,653,072	1,729
Home Equity	1,639	960	1,673	4,022	8,294	2,217,656	2,225,950	664
Automobile	13,293	1,988	589	—	15,870	854,526	870,396	—
Other [1]	2,318	1,302	683	—	4,303	428,196	432,499	—
Total Consumer	20,266	4,971	5,374	8,261	38,872	8,143,045	8,181,917	2,393
Total	$20,518	$4,980	$5,374	$11,607	$42,479	$13,603,941	$13,646,420	$5,739

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2023, and December 31, 2022.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$31	$—	$31	$37	$—	$37
Commercial Mortgage	—	3,216	3,216	—	3,309	3,309
Total Commercial	31	3,216	3,247	37	3,309	3,346
Consumer
Residential Mortgage	4,199	—	4,199	4,239	—	4,239
Home Equity	3,638	—	3,638	4,022	—	4,022
Total Consumer	7,837	—	7,837	8,261	—	8,261
Total	$7,868	$3,216	$11,084	$8,298	$3,309	$11,607

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the Allowance.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification Types
Commercial:

Term extension, interest rate reductions, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:

Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:	Term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.
Automobile/ Direct Installment:	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

	As of March 31, 2023
				%
		Payment		of
		Delay		Total
		and		Class of
	Term	Term		Loans and
(dollars in thousands)	Extension	Extension	Total	Leases
Commercial
Commercial and Industrial	$—	$7,091	$7,091	0.50%
Total Commercial	—	7,091	7,091	0.13%
Consumer
Residential Mortgage	137	—	137	0.00%
Home Equity	141	—	141	0.01%
Automobile	1,815	—	1,815	0.21%
Other[1]	175	—	175	0.04%
Total Consumer	2,268	—	2,268	0.03%
Total Loans and Leases	$2,268	$7,091	$9,359	0.07%

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

	As of March 31, 2023
	Weighted-Average	Weighted-Average
	Months of	Payment
(dollars in thousands)	Term Extension	Deferral
Commercial
Commercial and Industrial	6	$1,159
Consumer
Residential Mortgage	58	—
Home Equity	64	—
Automobile	23	—
Other[1]	23	—

1 Comprised of other revolving credit, installment and lease financing.

There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023, that subsequently defaulted.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

	As of March 31, 2023
(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
Commercial
Commercial and Industrial	$7,091	$—	$—	$—	$—	$7,091
Total Commercial	7,091	—	—	—	—	7,091
Consumer
Residential Mortgage	—	—	—	—	137	137
Home Equity	141	—	—	—	—	141
Automobile	1,815	—	—	—	—	1,815
Other[1]	175	—	—	—	—	175
Total Consumer	2,131	—	—	—	137	2,268
Total Loans and Leases	9,222	$—	$—	$—	$137	$9,359

1 Comprised of other revolving credit, installment and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the quarter ended March 31, 2023.

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total Loans and Leases
As of March 31, 2023
Commercial
Commercial and Industrial	$—	$188	$—	$—	$—	$72	$260
Total Commercial	—	188	—	—	—	72	260
Consumer
Home Equity	—	—	—	—	—	50	50
Automobile	—	314	507	228	191	423	1,663
Other[1]	—	821	565	120	395	435	2,336
Total Consumer	—	1,135	1,072	348	586	908	4,049
Total	$—	$1,323	$1,072	$348	$586	$980	$4,309

1 Comprised of other revolving credit, installment and lease financing.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.9 million as of March 31, 2023.
Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of March 31, 2023, and $2.6 billion as of December 31, 2022. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million and $1.5 million for the three months ended March 31, 2023, and March 31, 2022, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2023, and March 31, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Period	$717	$800
Change in Fair Value Due to Payoffs	(10)	(19)
Balance at End of Period	$707	$781

For the three months ended March 31, 2023, and March 31, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Period	$21,902	$21,451
Servicing Rights that Resulted From Asset Transfers	65	751
Amortization	(572)	(844)
Valuation Allowance Recovery (Provision)	—	1,829
Balance at End of Period	$21,395	$23,187

Valuation Allowance:
Balance at Beginning of Period	$—	$(1,829)
Valuation Allowance Recovery (Provision)	—	1,829
Balance at End of Period	$—	$—
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$27,323	$21,451
End of Period	$26,456	$26,088

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Weighted-Average Constant Prepayment Rate [1]	4.35%	4.02%
Weighted-Average Life (in years)	9.36	9.64
Weighted-Average Note Rate	3.61%	3.60%
Weighted-Average Discount Rate [2]	9.84%	9.93%

1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2023, and December 31, 2022, is presented in the following table.

(dollars in thousands)	March 31, 2023	December 31, 2022
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(334)	$(346)
Decrease in fair value from 50 bps adverse change	(662)	(686)
Discount Rate
Decrease in fair value from 25 bps adverse change	(304)	(316)
Decrease in fair value from 50 bps adverse change	(602)	(626)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $189.3 million and $174.5 million as of March 31, 2023, and December 31, 2022, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2023, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2023	$47,729
2024	24,731
2025	24,115
2026	156
2027	133
Thereafter	509
Total Unfunded Commitments	$97,373

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2023, and March 31, 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,457	$2,730
Amortization Expense in Provision for Income Taxes	1,106	1,358
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$5,438	$2,592
Amortization Expense in Provision for Income Taxes	4,940	3,203

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2023, and March 31, 2022.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2023, and December 31, 2022, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$490	$—	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	26,386	—	26,386
Residential - U.S. Government-Sponsored Enterprises	—	—	398,614	300,000	698,614
Total	$—	$—	$425,490	$300,000	$725,490
December 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	28,673	—	28,673
Residential - U.S. Government-Sponsored Enterprises	—	—	396,327	300,000	696,327
Total	$—	$—	$425,000	$300,490	$725,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of March 31, 2023, and December 31, 2022. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
March 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$75,144	$—	$75,144	$75,144	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	9,602	—	$9,602	9,602	—	—
Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—
December 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$42,339	$—	$42,339	$42,339	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	3,554	—	3,554	3,554	—	—
Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—

1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $35.6 million and $34.8 million as of March 31, 2023, and December 31, 2022, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $776.4 million and $755.9 million as of March 31, 2023, and December 31, 2022, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.8 million as of March 31, 2023, and December 31, 2022.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2023, and March 31, 2022:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$32,918	$8,723	$24,195
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,913	1,832	5,081
Net Unrealized Gains (Losses) on Investment Securities	39,831	10,555	29,276
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	175	47	128
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	114	30	84
Other Comprehensive Income (Loss)	$39,945	$10,585	$29,360

Three Months Ended March 31, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(245,147)	$(64,974)	$(180,173)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	67	18	49
Net Unrealized Gains (Losses) on Investment Securities	(245,080)	(64,956)	(180,124)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	143	399
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	480	127	353
Other Comprehensive Income (Loss)	$(244,600)	$(64,829)	$(179,771)

1
These amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023, and March 31, 2022:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	24,195	—	—	24,195
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5,081	84	5,165
Total Other Comprehensive Income (Loss)	24,195	5,081	84	29,360
Balance at End of Period	$(216,588)	$(163,716)	$(24,994)	$(405,298)

Three Months Ended March 31, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(180,173)	—	—	(180,173)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	49	353	402
Total Other Comprehensive Income (Loss)	(180,173)	49	353	(179,771)
Balance at End of Period	$(213,113)	$103	$(33,143)	$(246,153)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023, and March 31, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,913)	$(67)	Interest Income
	1,832	18	Provision for Income Tax
	(5,081)	(49)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	62
Net Actuarial Losses [2]	(175)	(542)
	(114)	(480)	Total Before Tax
	30	127	Provision for Income Tax
	(84)	(353)	Net of Tax

Total Reclassifications for the Period	$(5,165)	$(402)	Net of Tax

1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense on the consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2023	2022
Numerator:
Net Income Available to Common Shareholders	$44,873	$52,865

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,276,833	39,752,679
Dilutive Effect of Equity Based Awards	189,056	203,712
Weighted Average Common Shares Outstanding - Diluted	39,465,889	39,956,391

Earnings Per Common Share:
Basic	$1.14	$1.33
Diluted	$1.14	$1.32

Antidilutive Stock Options and Restricted Stock Outstanding	148,920	4,399

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

The provision for income taxes is allocated to business segments using a 26% effective income tax rate. However, the provision for income taxes for our Commercial Leasing portfolio (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Consumer Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

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

Selected business segment financial information as of and for the three months ended March 31, 2023, and March 31, 2022, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2023
Net Interest Income	$98,008	$56,705	$(18,758)	$135,955
Provision for Credit Losses	2,669	(1)	(668)	2,000
Net Interest Income (Loss) After Provision for Credit Losses	95,339	56,706	(18,090)	133,955
Noninterest Income	31,154	8,649	934	40,737
Noninterest Expense	(85,073)	(20,289)	(6,557)	(111,919)
Income (Loss) Before Provision for Income Taxes	41,420	45,066	(23,713)	62,773
Provision for Income Taxes	(10,623)	(10,793)	5,485	(15,931)
Net Income (Loss)	$30,797	$34,273	$(18,228)	$46,842
Total Assets as of March 31, 2023	$8,654,243	$5,625,254	$9,652,480	$23,931,977

Three Months Ended March 31, 2022 [1]
Net Interest Income	$70,361	$46,349	$8,553	$125,263
Provision for Credit Losses	1,683	(197)	(6,986)	(5,500)
Net Interest Income After Provision for Credit Losses	68,678	46,546	15,539	130,763
Noninterest Income	31,969	10,198	1,384	43,551
Noninterest Expense	(81,810)	(18,669)	(3,395)	(103,874)
Income Before Provision for Income Taxes	18,837	38,075	13,528	70,440
Provision for Income Taxes	(4,714)	(9,197)	(1,695)	(15,606)
Net Income	$14,123	$28,878	$11,833	$54,834
Total Assets as of March 31, 2022 [1]	$7,927,186	$5,174,115	$9,899,016	$23,000,317
[1] Certain prior period information has been reclassified to conform to current presentation.

Note 11. Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$6,748	$17	$3,860	$58
Forward Commitments	6,757	(19)	3,256	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,879,140	(118,554)	1,821,433	(160,914)
Pay Fixed/Receive Variable Swaps	1,879,140	65,542	1,821,433	38,785
Foreign Exchange Contracts	24,789	201	52,065	1,745
Conversion Rate Swap Agreement [1]	135,380	NA	124,752	NA

1
The conversation rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonable estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2023, and December 31, 2022:

Derivative Financial Instruments	March 31, 2023		December 31, 2022
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$174	$—	$64	$6
Forward Commitments	5	24	10	4
Interest Rate Swap Agreements	84,666	137,678	45,831	167,960
Foreign Exchange Contracts	205	4	1,812	67
Total	$85,050	$137,706	$47,717	$168,037

1
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2023, and March 31, 2022:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2023	2022
Interest Rate Lock Commitments	Mortgage Banking	$204	$(1,079)
Forward Commitments	Mortgage Banking	(31)	1,908
Interest Rate Swap Agreements [1]	Other Noninterest Income	(16)	(6)
Foreign Exchange Contracts	Other Noninterest Income	841	274
Total		$998	$1,097
1
The net gains and losses presented in the table above have been updated to properly exclude the fee income generated from the execution of these derivative financial instruments.

As of March 31, 2023, and December 31, 2022, the Company did not designate any derivative financial instruments as formal hedging relationships.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules. The Company had net asset positions with its financial institution counterparties totaling $65.5 million and $38.8 million as of March 31, 2023, and December 31, 2022, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of March 31, 2023, and December 31, 2022, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.
Note 12. Commitments and Contingencies

The Company’s credit commitments as of March 31, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Unfunded Commitments to Extend Credit	$3,582,980	$3,592,872
Standby Letters of Credit	133,397	129,512
Commercial Letters of Credit	15,804	24,030
Total Credit Commitments	$3,732,181	$3,746,414

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $108.2 million secured certain specifically identified standby letters of credit as of March 31, 2023. As of March 31, 2023, the standby and commercial letters of credit had remaining terms ranging from 1 to 14 months.

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of any claims against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may result in a loss that materially exceeds the reserves established by the Company.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate. In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment. Thus, interest rate swap agreements are classified as a Level 3 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2023, and December 31, 2022, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,440	$83,931	$—	$228,371
Debt Securities Issued by States and Political Subdivisions	—	97,742	—	97,742
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,656	—	48,656
Debt Securities Issued by Corporations	—	799,033	—	799,033
Mortgage-Backed Securities:
Residential - Government Agencies	—	713,582	—	713,582
Residential - U.S. Government-Sponsored Enterprises	—	782,599	—	782,599
Commercial - Government Agencies	—	145,100	—	145,100
Total Mortgage-Backed Securities	—	1,641,281	—	1,641,281
Total Investment Securities Available-for-Sale	144,440	2,670,643	—	2,815,083
Loans Held for Sale	—	2,149	—	2,149
Mortgage Servicing Rights	—	—	707	707
Other Assets	51,651	—	—	51,651
Derivatives [1]	—	210	84,840	85,050
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2023	$196,091	$2,673,002	$85,547	$2,954,640
Liabilities:
Derivatives [1]	$—	$28	$137,678	$137,706
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2023	$—	$28	$137,678	$137,706
December 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$141,944	$91,962	$—	$233,906
Debt Securities Issued by States and Political Subdivisions	—	95,265	—	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,628	—	48,628
Debt Securities Issued by Corporations	—	794,658	—	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	732,828	—	732,828
Residential - U.S. Government-Sponsored Enterprises	—	793,871	—	793,871
Commercial - Government Agencies or Sponsored Agencies	—	145,667	—	145,667
Total Mortgage-Backed Securities	—	1,672,366	—	1,672,366
Total Investment Securities Available-for-Sale	141,944	2,702,879	—	2,844,823
Loans Held for Sale	—	1,035	—	1,035
Mortgage Servicing Rights	—	—	717	717
Other Assets	47,755	—	—	47,755
Derivatives [1]	—	1,822	45,895	47,717
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022	$189,699	$2,705,736	$46,612	$2,942,047
Liabilities:
Derivatives [1]	$—	$70	$167,967	$168,037
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022	$—	$70	$167,967	$168,037

1 The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three months ended March 31, 2023, and March 31, 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2023
Balance as of January 1, 2023	$717	$(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(10)	336
Transfers to Loans Held for Sale	—	(236)
Variation Margin Payments	—	69,133
Balance as of March 31, 2023	$707	$(52,838)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2023	$—	$188

Three Months Ended March 31, 2022
Balance as of January 1, 2022	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income[3]	(19)	(1,085)
Transfers to Loans Held for Sale	—	113
Variation Margin Payments	—	(73,361)
Balance as of March 31, 2022	$781	$(50,429)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2022	$—	$(1,085)

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

3 The unrealized net losses included in net income related to assets still held as of March 31, 2022, has been updated to exclude the impact of activities unrelated to the computation of unrealized net losses.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2023, and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
March 31, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.28%	-	11.10%	4.35%	$27,163
		Discount Rate	8.73%	-	10.42%	9.84%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.60%	-	99.00%	91.50%	$174
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(53,012)

December 31, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.81%	-	10.63%	4.02%	$28,040
		Discount Rate	8.70%	-	10.40%	9.93%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.86%	$58
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(122,129)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2023, and December 31, 2022.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2023
Mortgage Servicing Rights - amortization method	Level 3	$21,395	$—

December 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$21,902	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2023, and December 31, 2022.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2023
Loans Held for Sale	$2,149	$2,135	$14

December 31, 2022
Loans Held for Sale	$1,035	$1,016	$19

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the three months ended March 31, 2023, and year ended December 31, 2022, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2023, and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$5,312,815	$4,601,876	$116,242	$4,485,634	$—
Loans	13,556,149	12,734,400	—	—	12,734,400
Financial Instruments - Liabilities
Time Deposits	1,922,753	1,900,997	—	1,900,997	—
Securities Sold Under Agreements to Repurchase	725,490	725,014	—	725,014	—
Other Debt [1]	500,000	510,625		510,625
December 31, 2022
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$5,414,139	$4,615,393	$113,417	$4,501,976	$—
Loans	13,371,226	12,386,615	—	—	12,386,615
Financial Instruments – Liabilities
Time Deposits	1,705,737	1,679,777	—	1,679,777	—
Securities Sold Under Agreements to Repurchase	725,490	718,614	—	718,614	—
Other Debt [1]	400,000	402,877	—	402,877	—

1 Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2023 financial results, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2022 fiscal year, as well as the year-to-year comparison between fiscal 2022 and 2021, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) disruptions and instability in the banking industry; 5) inflationary pressures including Federal Reserve interest rate hikes; 6) the effect of potential recessionary conditions; 7) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 8) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 9) changes to the amount and timing of proposed common stock repurchases; 10) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 11) changes in fiscal and monetary policies of the markets in which we operate; 12) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 13) changes in accounting standards; 14) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 15) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 16) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 17) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 18) competitive pressures in the markets for financial services and products; 19) actual or alleged conduct which could harm our reputation; and 20) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Investor Announcements

Investors and others should note that the Company intends to announce financial and other information to the Company’s investors using the Company’s investor relations website at https://ir.boh.com, social media channels, press releases, SEC filings and public conference calls and webcasts, all for purposes of complying with the Company’s disclosure obligations under Regulation FD. Accordingly, investors should monitor these channels, as information is updated and new information is posted.

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2022.

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

Hawaii Economy

Improvements in visitor arrivals and job growth during the quarter have continued to help in the recovery of Hawaii’s economy, which was severely impacted by the COVID-19 pandemic. Domestic visitor arrivals have surpassed pre-pandemic levels, but international visitor arrivals have been slower to recover and have not returned to pre-pandemic levels. While visitor arrivals are forecasted to be moderate in the coming year, a healthy construction industry is expected to offset some of the expected slowdown. Hawaii’s unemployment rate was 3.6% in February 2023, while still above the pre-pandemic level, it has fallen substantially since its peak in April and May of 2020.

For the first three months of 2023, the median price of single-family home sales and condominium sales on Oahu changed by -6.8% and 2.0%, respectively, compared to the same period in 2022. The volume of single-family home sales and condominiums sales on Oahu decreased 37.0% and 38.9%, respectively, for the first three months of 2023 compared with the same period in 2022. Despite these declines in the median price of single-family home sales and sales volume, as of March 31, 2023, inventory of single-family homes and condominiums on Oahu continues to remain low at 2.1 months and 2.4 months, respectively.

Earnings Summary

Net income for the first quarter of 2023 was $46.8 million, a decrease of $8.0 million or 15% compared to the same period in 2022. Diluted earnings per common share was $1.14 for the first quarter of 2023, a decrease of $0.18 or 14% compared to the same period in 2022.

•
The return on average common equity for the first quarter of 2023 was 15.79% compared with 15.44% in the same period in 2022.
•
Net interest income for the first quarter of 2023 was $136.0 million, an increase of 9% from the same period in 2022. Net interest margin was 2.47% in the first quarter of 2023, an increase of 13 basis points from the same period in 2022. The increase in the net interest margin compared to the prior year was due to the higher interest rate environment and strong loan growth over the year.
•
The provision for credit losses was $2.0 million for the first quarter of 2023 compared with a net benefit of $5.5 million in the same period in 2022.
•
Noninterest income was $40.7 million in the first quarter of 2023, a decrease of 6% from the same period in 2022, primarily due to decreases in customer swap transactions, and mortgage banking income, and a $0.6 million adjustment related to a change in the Visa Class B conversion ratio.
•
Noninterest expense was $111.9 million in the first quarter of 2023, an increase of 8% compared to the same period in 2022, due to seasonal payroll expenses of $4.0 million and separation expenses of $3.1 million included in the first quarter of 2023, as well as higher equipment expenses of $1.2 million and FDIC insurance expenses of $1.7 million.
•
The effective tax rate for the first quarter of 2023 was 25.38% compared with 22.15% in the same period in 2022.
•
Total non-performing assets were $12.1 million at March 31, 2023, a decrease of 39% compared to March 31, 2022. Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.09% at March 31, 2023, a decrease of 7 basis points compared to March 31, 2022.
•
Net loan and lease charge-offs during the first quarter of 2023 were $2.7 million or 0.08% annualized of total average loans and leases outstanding, comprised of charge-offs of $4.3 million partially offset by recoveries of $1.6 million. Compared to the first quarter of 2022, net loan and lease charge-offs increased by $1.2 million or 3 basis points annualized on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $143.6 million at March 31, 2023, a decrease of $8.5 million from March 31, 2022. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.04% at the end of the quarter, a decrease of 17 basis points from the end of the same period in 2022.

We maintained a strong balance sheet during the first quarter of 2023, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•
Total assets increased to $23.9 billion at March 31, 2023, an increase of 1.4% from December 31, 2022.
•
The investment securities portfolio was $8.1 billion at March 31, 2023, a decrease of 1.6% from December 31, 2022. The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $13.8 billion at March 31, 2023, an increase of 1.3% from December 31, 2022, primarily due to growth in home equity, commercial mortgage, and residential mortgage loans.

•
Total deposits were $20.5 billion at March 31, 2023, a decrease of 0.6% from December 31, 2022.
•
In the first three months of 2023, we repurchased 150,000 shares of common stock at a total cost of $9.9 million. Cash dividends of $27.9 million on common shares, and $2.0 million on preferred shares, were distributed during the first three months of 2023.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 1
	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1.7	$—	6.25%	$3.4	$—	0.45%
Funds Sold	295.9	3.4	4.55	238.5	0.1	0.21
Investment Securities
Available-for-Sale
Taxable	2,820.3	23.8	3.40	4,399.9	17.1	1.56
Non-Taxable	9.6	0	4.38	3.0	0.0	1.93
Held-to-Maturity
Taxable	5,336.2	23.8	1.78	4,567.4	18.6	1.63
Non-Taxable	35.3	0.2	2.10	35.8	0.2	2.10
Total Investment Securities	8,201.4	47.9	2.34	9,006.1	35.9	1.59
Loans Held for Sale	1.5	0.0	5.30	13.7	0.1	2.78
Loans and Leases [1]
Commercial and Industrial	1,411.4	16.2	4.67	1,332.9	9.0	2.73
Paycheck Protection Program	16.9	0.1	2.35	89.0	1.8	8.33
Commercial Mortgage	3,736.9	45.1	4.90	3,158.8	21.7	2.80
Construction	280.4	3.9	5.65	227.6	2.1	3.68
Commercial Lease Financing	66.9	0.0	(0.14)	98.8	0.4	1.45
Residential Mortgage	4,666.0	39.9	3.42	4,343.3	34.9	3.21
Home Equity	2,239.4	18.2	3.30	1,898.9	13.3	2.83
Automobile	871.8	7.3	3.37	737.4	5.9	3.23
Other [2]	427.8	6.2	5.83	403.7	5.5	5.47
Total Loans and Leases	13,717.5	136.9	4.03	12,290.4	94.6	3.10
Other	67.20	0.6	3.56	36.7	0.2	2.21
Total Earning Assets [3]	22,285.2	188.8	3.42	21,588.8	130.9	2.44
Cash and Due From Banks	319.1			233.3
Other Assets	1,261.2			1,025.4
Total Assets	$23,865.5			$22,847.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,215.9	$5.2	0.50%	$4,655.4	$0.5	0.04%
Savings	8,009.0	20.6	1.05	7,540.6	1.1	0.06
Time	1,789.9	12.0	2.71	971.5	0.8	0.34
Total Interest-Bearing Deposits	14,014.8	37.8	1.09	13,167.5	2.4	0.07
Short-Term Borrowings	325.4	3.9	4.80	6.8	—	0.11
Securities Sold Under Agreements to Repurchase	725.5	5.4	2.96	450.5	2.8	2.46
Other Debt	499.6	5.3	4.30	10.4	0.2	7.05
Total Interest-Bearing Liabilities	15,565.3	52.4	1.36	13,635.2	5.4	0.16
Net Interest Income		$136.4			$125.5
Interest Rate Spread			2.06%			2.28%
Net Interest Margin			2.47%			2.34%
Noninterest-Bearing Demand Deposits	6,416.1			7,258.6
Other Liabilities	551.2			385.0
Shareholders’ Equity	1,332.9			1,568.7
Total Liabilities and Shareholders’ Equity	$23,865.5			$22,847.5

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
2
Comprised of other consumer revolving credit, installment, and consumer lease financing.
3
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.5 million for the three months ended March 31, 2023, and $0.3 million for the three months ended March 31, 2022.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Three Months Ended March 31, 2023
	Compared to March 31, 2022
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$-	$3.3	$3.3
Investment Securities
Available-for-Sale
Taxable	(7.8)	14.5	6.7
Non-Taxable	0.1	—	0.1
Held-to-Maturity
Taxable	3.3	1.9	5.2
Non-Taxable	—	—	-
Total Investment Securities	(4.4)	16.4	12.0
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	0.6	6.6	7.2
Paycheck Protection Program	(0.9)	(0.8)	(1.7)
Commercial Mortgage	4.6	18.8	23.4
Construction	0.6	1.2	1.8
Commercial Lease Financing	(0.2)	(0.2)	(0.4)
Residential Mortgage	2.7	2.3	5.0
Home Equity	2.5	2.4	4.9
Automobile	1.1	0.3	1.4
Other [2]	0.3	0.4	0.7
Total Loans and Leases	11.3	31.0	42.3
Other	0.2	0.2	0.4
Total Change in Interest Income	7.0	50.9	57.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	4.7	4.7
Savings	—	19.5	19.5
Time	1.2	10.0	11.2
Total Interest-Bearing Deposits	1.2	34.2	35.4
Short-Term Borrowings	2.0	1.9	3.9
Securities Sold Under Agreements to Repurchase	2.0	0.6	2.6
Other Debt	5.2	(0.1)	5.1
Total Change in Interest Expense	10.4	36.6	47.0

Change in Net Interest Income	$(3.4)	$14.3	$10.9

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

Yields on our earning assets increased by 98 basis points in the first quarter of 2023 compared to the same period in 2022. This is primarily due to the higher rate environment in 2023 compared to the prior year.

Yields on our investment securities portfolio, commercial and industrial loans, commercial mortgage loans, residential mortgage loans, and home equity loans increased in the first quarter of 2023 compared to the same period in 2022 due to the higher interest rate environment. Yields on our construction loans increased by 197 basis points in the first quarter of 2023 compared to the same periods in 2022 due to the higher interest rate environment and the payoff of lower yielding loans compared to new loans being booked.

Interest rates paid on our interest-bearing liabilities increased by 120 basis points in the first quarter of 2023 compared to the same period in 2022. The rates paid on securities sold under agreements to repurchase increased by 50 basis points in the first quarter of 2023 compared to the same period in 2022.

The average balance of our earning assets increased by 3% in the first quarter of 2023 compared to the same period in 2022. The average balance of our funds sold increased by $57.4 million or 24% in the first quarter of 2023 compared to the same period in 2022. The average balance of our investment securities decreased by $0.8 billion or 9% in the first quarter of 2023 compared to the same period in 2022. The average balance of our loan and lease portfolio increased by $1.4 billion or 12% in the first quarter of 2023 compared to the same period in 2022. The average balance of our commercial mortgage portfolio increased by $578.1 million or 18% in the first quarter of 2023 compared to the same period in 2022 as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $322.7 million or 7% in the first quarter of 2023 compared to the same period in 2022 primarily due to loan originations partially offset by lower payoff activity. The average balance of our home equity portfolio increased by $340.5 million or 18% in the first quarter of 2023 compared to the same period in 2022 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our core interest bearing deposit products for the three months ended March 31, 2023, increased by $28.9 million compared to the same period in 2022. The average balances of our interest-bearing liabilities for the three months ended March 31, 2023 increased by $1.9 billion or 14% compared to the same period in 2022. The average balance of our interest bearing demand deposits for the three months ended March 31, 2023, decreased by $0.4 billion or 9% compared to the same period in 2022. The average balance of our savings deposits for the three months ended March 31, 2023, increased by $468.4 million or 6% compared to the same period in 2022. The average balance of our time deposits for the three months ended March 31, 2023, increased by $818.4 million or 84% compared to the same period in 2022.

The average balances of our securities sold under agreements to repurchase for the three months increased by $275.0 million or 61% compared to the same period in 2022. The increase was due to $300.0 million in repurchase agreements that originated in late 2022. The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, increased by $489.2 million in the first quarter of 2023 compared to the same period in 2022, primarily due to FHLB advances totaling $500.0 million that originated in the fourth quarter of 2022.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income			Table 3
	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Trust and Asset Management	$10,690	$11,276	$(586)
Mortgage Banking	1,004	2,740	(1,736)
Service Charges on Deposit Accounts	7,737	7,272	465
Fees, Exchange, and Other Service Charges	13,808	12,952	856
Investment Securities Gains (Losses), Net	(1,792)	(1,545)	(247)
Annuity and Insurance	1,271	791	480
Bank-Owned Life Insurance	2,842	2,349	493
Other Income	5,177	7,716	(2,539)
Total Noninterest Income	$40,737	$43,551	$(2,814)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $10.9 billion as of March 31, 2023, and March 31, 2022. Trust and asset management income decreased by $0.6 million or 5% for the first three months of 2023 compared to the same period in 2022 primarily due to a decrease in the average market value of assets under management.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of our loan sales. Mortgage banking income decreased by $1.7 million or 63% in the first quarter of 2023 compared to the same period in 2022. This decrease was primarily due to a net valuation allowance recovery to our servicing rights during the first quarter of 2022.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $0.9 million or 7% in the first quarter of 2023 compared to the same period in 2022, primarily due to increases in merchant income, debit card income, and credit card commissions.

Other noninterest income decreased by $2.5 million or 33% in the first quarter of 2023 compared to the same period in 2022 primarily due to a decrease in customer derivative program fees.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense			Table 4
	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Salaries	$38,617	$34,932	$3,685
Incentive Compensation	3,997	6,111	(2,114)
Share-Based Compensation	3,159	3,799	(640)
Commission Expense	647	1,641	(994)
Retirement and Other Benefits	5,888	4,693	1,195
Payroll Taxes	5,848	4,944	904
Medical, Dental, and Life Insurance	3,864	3,234	630
Separation Expense	3,068	570	2,498
Total Salaries and Benefits	65,088	59,924	5,164
Net Occupancy	9,872	9,826	46
Net Equipment	10,375	9,153	1,222
Data Processing	4,583	4,560	23
Professional Fees	3,883	3,258	625
FDIC Insurance	3,234	1,502	1,732
Other Expense:
Advertising	2,045	2,623	(578)
Delivery and Postage Services	1,681	1,506	175
Broker's Charges	849	1,463	(614)
Merchant Transaction and Card Processing Fees	1,653	1,453	200
Mileage Program Travel	1,093	1,196	(103)
Other	7,563	7,410	153
Total Other Expense	14,884	15,651	(767)
Total Noninterest Expense	$111,919	$103,874	$8,045

Total salaries and benefits expense increased by $5.2 million or 9% in the first quarter of 2023 compared to the same period in 2022. This increase was primarily due to an increase in base salaries coupled with an increase in separation expense and retirement and other benefits. These increases were partially offset by a decrease in incentive compensation expense.

Net equipment expense increased by $1.2 million or 13% for the first three months of 2023 compared to the same period in 2022. This increase was due to higher software license fees, coupled with an increase in depreciation expense.

Professional fees increased by $0.6 million for the first three months of 2023 compared to the same period in 2022 primarily due to outsourcing the Company's SOX and certain tax functions.

FDIC insurance expense increased by $1.7 million or 115% for the first three months of 2023 compared to the same period in 2022 primarily due to an increase in the initial base deposit insurance assessment rate.

Total other expense decreased by $0.8 million or 5% for the first three months of 2023 compared to the same period in 2022. The decrease was primarily due to lower broker charges, mileage program travel expense, and advertising expense.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Provision for Income Taxes	$15,931	$15,606
Effective Tax Rates	25.38%	22.15%

The provision for income taxes was $15.9 million in the first quarter of 2023, an increase of $0.3 million compared to the same period in 2022. The effective tax rate for the first quarter of 2023 was 25.38%, an increase from 22.15% for the same period in 2022. The higher effective tax rate in the first quarter of 2023 compared to the same period in 2022 was primarily due to a loss of tax benefits from exiting the leverage lease business, an increase in valuation allowance and tax deficiency on share-based compensation.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $8.1 billion and $8.3 billion as of March 31, 2023, and December 31, 2022, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of March 31, 2023, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $2.5 million as of March 31, 2023, and $1.9 million as of December 31, 2022. Gross unrealized losses in our investment securities portfolio were $1.0 billion as of March 31, 2023, and $1.1 billion as of December 31, 2022. The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. The overall decrease in net unrealized losses was primarily due to the decrease in interest rates in the first quarter of 2023. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Commercial
Commercial and Industrial	$1,425,916	$1,389,066	$36,850
Paycheck Protection Program	15,175	19,579	(4,404)
Commercial Mortgage	3,826,283	3,725,542	100,741
Construction	232,903	260,825	(27,922)
Lease Financing	65,611	69,491	(3,880)
Total Commercial	5,565,888	5,464,503	101,385
Consumer
Residential Mortgage	4,691,298	4,653,072	38,226
Home Equity	2,260,001	2,225,950	34,051
Automobile	877,979	870,396	7,583
Other [1]	429,356	432,499	(3,143)
Total Consumer	8,258,634	8,181,917	76,717
Total Loans and Leases	$13,824,522	$13,646,420	$178,102

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2023, increased by $178.1 million or 1%, from December 31, 2022, primarily due to growth from commercial mortgage loans, residential mortgage loans, commercial and industrial loans and home equity lines of credit.

Commercial loans and leases as of March 31, 2023, increased by $101.4 million or 2% from December 31, 2022. Commercial and industrial loans increased by $36.9 million or 3% from December 31, 2022 primarily due to higher corporate demand for funding from new and existing customers. PPP loans decreased by $4.4 million, or 22% from December 31, 2022, primarily due to paydowns. Commercial mortgage loans increased by 100.7 million or 3% from December 31, 2022, primarily due to demand from new and existing customers. Construction loans decreased by $27.9 million or 11% from December 31, 2022, primarily due to slowdown of construction activity in our market. Lease financing decreased by $3.9 million, or 6% from December 31, 2022, primarily due to paydowns.

Consumer loans and leases as of March 31, 2023, increased by $76.7 million or 1% from December 31, 2022. Residential mortgage loans increased by $38.2 million or 1% from December 31, 2022, primarily due to decline in in payoff activity and salable loan volume which more than offset lower production volume that was the result of a from higher interest rate environment. Home equity portfolio increased by $34.1 million or 2% from December 31, 2022, as a result of modest growth in new originations and a slowdown in payoffs. Automobile loans and other consumer loans remained relatively unchanged from December 31, 2022.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2023
Commercial
Commercial and Industrial	$1,218,263	$136,140	$57,729	$13,784	$1,425,916
Paycheck Protection Program	11,965	2,298	443	469	15,175
Commercial Mortgage	3,432,635	210,745	182,459	444	3,826,283
Construction	137,674	95,229	—	—	232,903
Lease Financing	62,319	—	3,292	—	65,611
Total Commercial	4,862,856	444,412	243,923	14,697	5,565,888
Consumer
Residential Mortgage	4,607,853	5,607	77,316	522	4,691,298
Home Equity	2,211,089	45	48,867	—	2,260,001
Automobile	672,108	—	159,519	46,352	877,979
Other [2]	365,448	—	53,041	10,867	429,356
Total Consumer	7,856,498	5,652	338,743	57,741	8,258,634
Total Loans and Leases	$12,719,354	$450,064	$582,666	$72,438	$13,824,522
December 31, 2022
Commercial
Commercial and Industrial	$1,182,706	$127,302	$66,686	$12,372	$1,389,066
Paycheck Protection Program	15,980	2,601	485	513	19,579
Commercial Mortgage	3,226,112	288,566	210,864	—	3,725,542
Construction	260,825	—	—	—	260,825
Lease Financing	66,321	—	3,170	—	69,491
Total Commercial	4,751,944	418,469	281,205	12,885	5,464,503
Consumer
Residential Mortgage	4,576,143	—	76,376	553	4,653,072
Home Equity	2,176,848	46	49,056	—	2,225,950
Automobile	663,608	—	160,694	46,094	870,396
Other [2]	366,744	—	54,107	11,648	432,499
Total Consumer	7,783,343	46	340,233	58,295	8,181,917
Total Loans and Leases	$12,535,287	$418,515	$621,438	$71,180	$13,646,420

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$70,182	$53,065	$17,117
Derivative Financial Instruments	85,050	47,717	37,333
Low-Income Housing and Other Equity Investments	189,670	175,283	14,387
Deferred Compensation Plan Assets	51,651	47,755	3,896
Prepaid Expenses	25,468	18,651	6,817
Accounts Receivable	15,534	12,168	3,366
Deferred Tax Assets	161,436	177,713	(16,277)
Other	42,055	41,636	419
Total Other Assets	$641,046	$573,988	$67,058

Total other assets increased by $67.1 million or 12% from December 31, 2022. This increase was due to a $37.3 million increase in derivative financial instruments, which was primarily due to fair value increase of our interest rate swap agreement assets, which was impacted by prevailing interest rates. Federal Home Loan Bank of Des Moines stock increased by $17.1 million due to increase of stock activity. In addition, low-income housing and other equity investments increased by $14.4 million due to additional funding of existing projects.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Consumer	$10,158,833	$10,304,335	$(145,502)
Commercial	8,594,441	8,569,670	24,771
Public and Other	1,738,026	1,741,691	(3,665)
Total Deposits	$20,491,300	$20,615,696	$(124,396)

Total deposits were $20.5 billion as of March 31, 2023, a decrease of $124.4 million or 1% from December 31, 2022. Consumer deposits decreased by $145.5 million primarily due to a $341 million decrease in core deposits, partially offset by $195 million increase in time deposits. Commercial deposits increased by $24.8 million due to an increase in $47.5 million in time deposits, partially offset by a decrease in core deposits of $22.7 million. In addition, public and other deposits remained relatively unchanged from December 31, 2022.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Money Market	$3,345,015	$3,101,594	$243,421
Regular Savings	4,553,859	4,860,816	(306,957)
Total Savings Deposits	$7,898,874	$7,962,410	$(63,536)

The increase in Money Market was primarily due to increase in commercial deposits of $261.8 million partially offset by $18.4 million decrease in consumer deposits. The decrease in Regular Savings was due to decreases in consumer and public deposits of $185.5 million and $132.5 million, respectively, partially offset by $11.0 million increase in commercial deposits.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Remaining maturity:
Three months or less	$243,352	$715,224	$(471,872)
After three through six months	160,976	180,933	(19,957)
After six through twelve months	417,579	242,426	175,153
After twelve months	473,806	115,335	358,471
Total	$1,295,713	$1,253,918	$41,795

Estimated uninsured deposits totaled $10.7 billion at March 31, 2023, and December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. Estimated uninsured time deposits increased by $41.8 million from December 31, 2022, primarily due to increase in consumer and commercial time deposits.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Private Institutions	$725,000	$725,000	$—
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$725,490	$725,490	$—

Securities sold under agreements to repurchase was $725.5 million as of March 31, 2023, and December 31, 2022. As of March 31, 2023, the weighted-average maturity was 1.61 years for our repurchase agreements with government entities and 3.45 years for our repurchase agreements with private institutions. As of March 31, 2023, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.97%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Federal Home Loan Bank Advances	$500,000	$400,000	$100,000
Finance Lease Obligations	10,269	10,294	(25)
Total	$510,269	$410,294	$99,975

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2023	2022 [1]
Consumer Banking	$30,797	$14,123
Commercial Banking	34,273	28,878
Total	65,070	43,001
Treasury and Other	(18,228)	11,833
Consolidated Total	$46,842	$54,834
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $16.7 million or 118% in the first quarter of 2023 compared to the same period in 2022 primarily due to an increase in net interest income. This was partially offset by an increase in noninterest expense, an increase in the provision for credit losses, and a decrease in noninterest income. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partly offset by lower loan spreads and lower deposit balances. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses related to support units. The increase in the provision for credit losses was primarily due to higher net charge-offs in the installment loan and automobile loan portfolios, and lower recoveries in the home equity portfolio. The decrease in noninterest income was primarily due to a decrease in mortgage banking income, related to a net valuation recovery to our servicing rights during the first quarter of 2022.

Commercial Banking

Net income increased by $5.4 million or 19% in the first quarter of 2023 compared to the same period in 2022 primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to increased earnings credits on noninterest bearing, savings, and time deposits, partially offset by reduced spreads on interest bearing demand deposits and lower balances and deferred fees related to the Payroll Protection Program. The decrease in noninterest income was primarily due to a decrease in customer derivative program revenue, partially offset by an increase in merchant income. The increase in noninterest expense is primarily due to increased salaries & benefits, merchant transaction & processing fees, and broker charges related to the customer derivative program now reflected in the segment instead of Treasury.

Treasury and Other

Net income decreased by $30.1 million in the first quarter of 2023 compared to the same period in 2022 primarily due to lower net interest income and a lower negative provision for credit losses. This was partially offset by a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The decrease in the negative Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of March 31, 2023, our overall credit risk profile remains strong and reflects the continued recovery of Hawaii’s economy.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	March 31, 2023	December 31, 2022	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$31	$37	$(6)
Commercial Mortgage	3,216	3,309	(93)
Total Commercial	3,247	3,346	(99)
Consumer
Residential Mortgage	4,199	4,239	(40)
Home Equity	3,638	4,022	(384)
Total Consumer	7,837	8,261	(424)
Total Non-Accrual Loans and Leases	11,084	11,607	(523)
Foreclosed Real Estate	1,040	1,040	—
Total Non-Performing Assets	$12,124	$12,647	$(523)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,566	$2,429	$2,137
Home Equity	1,723	1,673	50
Automobile	598	589	9
Other [1]	632	683	(51)
Total Consumer	7,519	5,374	2,145
Total Accruing Loans and Leases Past Due 90 Days or More	$7,519	$5,374	$2,145
Total Loans and Leases	$13,824,522	$13,646,420	$178,102
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	(0.01)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.09%	—
Ratio of Non-Performing Assets to Total Assets	0.05%	0.05%	(0.00)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.06%	0.06%	—
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.11%	0.11%	—
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.14%	0.13%	0.01%
Changes in Non-Performing Assets
Balance as of December 31, 2022	$12,647
Additions	552
Reductions
Payments	(778)
Return to Accrual Status	(297)
Sales of Foreclosed Real Estate
Charge-offs/Write-downs
Total Reductions	(1,075)
Balance as of March 31, 2023	$12,124

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

Residential mortgage non-accrual loans were $4.2 million as of March 31, 2023, remained relatively unchanged from December 31, 2022. As of March 31, 2023, our residential mortgage non-accrual loans were comprised of 16 loans with a weighted average current loan-to-value ratio of 59%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $1.0 million as of March 31, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $7.5 million as of March 31, 2023, a $2.1 million or 40% increase from December 31, 2022. The increase was primarily in residential mortgage.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 16
	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Balance at Beginning of Period	$151,247	$152,927	$164,297
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(261)	(196)	(349)
Consumer
Home Equity	(50)	(10)	(68)
Automobile	(1,663)	(1,171)	(1,530)
Other [1]	(2,335)	(1,846)	(1,961)
Total Loans and Leases Charged-Off	(4,309)	(3,223)	(3,908)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	50	87	369
Consumer
Residential Mortgage	61	63	54
Home Equity	184	202	515
Automobile	672	412	739
Other [1]	674	604	745
Total Recoveries on Loans and Leases Previously Charged-Off	1,641	1,368	2,422
Net Charged-Off - Loans and Leases	(2,668)	(1,855)	(1,486)
Net Charged-Off - Accrued Interest Receivable	—	(25)	(47)
Provision for Credit Losses:
Loans and Leases	1,806	(142)	(4,307)
Accrued Interest Receivable	—	25	(367)
Unfunded Commitments	194	317	(826)
Total Provision for Credit Losses	2,000	200	(5,500)
Balance at End of Period	$150,579	$151,247	$157,264
Components
Allowance for Credit Losses - Loans and Leases	$143,577	$144,439	$152,028
Reserve for Unfunded Commitments	7,002	6,808	5,236
Total Reserve for Credit Losses	$150,579	$151,247	$157,264
Average Loans and Leases Outstanding	$13,717,483	$13,452,791	$12,290,402
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.08%	0.05%	0.05%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.04%	1.06%	1.21%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of March 31, 2023, the Allowance was $143.6 million or 1.04% of total loans and leases outstanding (1.04% excluding PPP loans), compared with an Allowance of $144.4 million or 1.06% of total loans and leases outstanding (1.08% excluding PPP loans) as of December 31, 2022. While the total Allowance and the ratio of the Allowance to loans and leases outstanding has declined, the Allowance as of March 31, 2023 continues to include a qualitative overlay to account for potential losses associated with the current economic uncertainty and the risk of a U.S. recession.

Net charge-offs on loans and leases were $2.7 million or 0.08% of total average loans and leases, on an annualized basis, in the first quarter of 2023 compared to net charge-offs of $1.5 million or 0.05% of total average loans and leases, on an annualized basis, in the first quarter of 2022. The increase in net charge-offs on loans and leases was primarily due to the higher gross charge-offs in automobile and other loans, and lower recoveries in home equity.

Reserve for Unfunded Commitments

The Unfunded Reserve was $7.0 million as of March 31, 2023, an increase of $0.2 million or 3% from December 31, 2022, primarily driven by lower utilization of and construction loan commitments, partially offset by higher utilization of commercial and industrial commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first three months of 2023, the provision for credit losses was $2.0 million compared to a net benefit of $5.5 million during the same period in 2022. The increase in the provision was primarily due to smaller reduction in the allowance for credit losses in addition to higher total net charge-offs.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates. Table 17 presents, as of March 31, 2023, and December 31, 2022, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged. Based on our net interest income simulation as of March 31, 2023, net interest income is expected to increase as interest rates rise. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2023, net interest income sensitivity to changes in interest rates as of March 31, 2023, was more sensitive in comparison to the sensitivity profile as of December 31, 2022.

Net Interest Income Sensitivity Profile				Table 17
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2023		December 31, 2022
Gradual Change in Interest Rates (basis points)
+200	$16,980	3.0%	$13,943	2.4%
+100	8,682	1.5	7,673	1.3
-100	(5,404)	(1.0)	(4,365)	(0.7)
Immediate Change in Interest Rates (basis points)
+200	$30,986	5.5%	$22,100	3.8%
+100	18,236	3.2	11,627	2.0
-100	(14,352)	(2.6)	(8,659)	(1.5)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. Given the current shape of the yield curve, these non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve flatten and may decrease should the yield curve become more inverted for a period of time. However, if the yield curve were to steepen, net interest income may increase.

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2023, we had additional borrowing capacity of $2.3 billion from the FHLB and $4.5 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2023. As of March 31, 2023, cash and cash equivalents were $612.0 million, the carrying value of our available-for-sale investment securities was $2.8 billion, and total deposits were $20.5 billion. As of March 31, 2023, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.82 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of March 31, 2023, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since March 31, 2023, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of March 31, 2023, and December 31, 2022.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	March 31, 2023	December 31, 2022
Regulatory Capital
Total Common Shareholders’ Equity	$1,178,943	$1,141,507
Add: CECL Transitional Amount	4,749	7,124
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(24,994)	(25,078)
Net Unrealized Losses on Investment Securities [1]	(380,304)	(409,580)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,560,442	1,554,741
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,735,929	1,730,228
Allowable Reserve for Credit Losses	146,550	145,202
Total Regulatory Capital	$1,882,479	$1,875,430
Risk-Weighted Assets	$14,341,398	$14,238,798
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	10.88%	10.92%
Tier 1 Capital Ratio	12.10	12.15
Total Capital Ratio	13.13	13.17
Tier 1 Leverage Ratio	7.19	7.37

1
Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.
2
Regulatory capital ratios as of March 31, 2023 are preliminary.

As of March 31, 2023, shareholders’ equity was $1.4 billion, an increase of $37.4 million or 3% from December 31, 2022. For the first three months of 2023, net income of $46.8 million, other comprehensive income of $29.4 million, share-based compensation of $3.4 million, and common stock issuances of $1.6 million were offset by cash dividends paid of $27.9 million on common shares, common stock repurchased of $13.8 million, and cash dividends declared of $2.0 million on preferred shares. In the first three months of 2023, we repurchased 150,000 shares under our share repurchase program. These shares were repurchased at an average cost per share of $65.69 and a total cost of $9.9 million. From the beginning of our share repurchase program in July 2001 through March 31, 2023, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

In January 2023, the Board of Directors authorized an additional $100.0 million for the share repurchase program. Remaining buyback authority under our share repurchase program was $126.0 million as of March 31, 2023. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2023, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend will be payable on May 1, 2023 to shareholders of record of the preferred stock at the close of business on April 14, 2023.

In April 2023, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on June 15, 2023, to shareholders of record of the common stock at the close of business on May 31, 2023.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 12 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2023	8,936	$76.30	6,000	$135,437,086
February 1 - 28, 2023	107,222	75.80	57,750	131,021,933
March 1 - 31, 2023	86,250	57.77	86,250	126,038,927
Total	202,408	$68.14	150,000

1
During the first quarter of 2023, 52,408 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
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

3.4

Amended and Restated By-laws of Bank of Hawaii Corporation (as amended November 20, 2020) (incorporated by reference to Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on November 23, 2020).

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

Date:	April 24, 2023		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer