Form 10-Q
period 2023-06-30
BANK OF HAWAII CORP
filed 2023-07-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

As of July 18, 2023, there were 39,727,652 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest Income
Interest and Fees on Loans and Leases	$144,541	$101,663	$281,042	$196,102
Income on Investment Securities
Available-for-Sale	23,301	17,984	47,194	35,084
Held-to-Maturity	23,375	18,838	47,323	37,539
Deposits	18	5	45	9
Funds Sold	6,395	719	9,761	846
Other	2,121	353	2,718	555
Total Interest Income	199,751	139,562	388,083	270,135
Interest Expense
Deposits	53,779	3,535	91,573	5,888
Securities Sold Under Agreements to Repurchase	5,436	2,794	10,813	5,566
Funds Purchased	184	57	888	59
Short-Term Borrowings	2,510	92	5,713	92
Other Debt	13,494	182	18,793	365
Total Interest Expense	75,403	6,660	127,780	11,970
Net Interest Income	124,348	132,902	260,303	258,165
Provision for Credit Losses	2,500	(2,500)	4,500	(8,000)
Net Interest Income After Provision for Credit Losses	121,848	135,402	255,803	266,165
Noninterest Income
Trust and Asset Management	11,215	11,457	21,905	22,733
Mortgage Banking	1,176	1,247	2,180	3,987
Service Charges on Deposit Accounts	7,587	7,309	15,324	14,581
Fees, Exchange, and Other Service Charges	14,150	14,193	27,958	27,145
Investment Securities Losses, Net	(1,310)	(1,295)	(3,102)	(2,840)
Annuity and Insurance	1,038	870	2,309	1,661
Bank-Owned Life Insurance	2,876	2,658	5,718	5,007
Other	6,523	5,719	11,700	13,435
Total Noninterest Income	43,255	42,158	83,992	85,709
Noninterest Expense
Salaries and Benefits	56,175	57,769	121,263	117,693
Net Occupancy	9,991	9,930	19,863	19,756
Net Equipment	10,573	9,543	20,948	18,696
Data Processing	4,599	4,607	9,182	9,167
Professional Fees	4,651	3,542	8,534	6,800
FDIC Insurance	3,173	1,590	6,407	3,092
Other	14,874	15,958	29,758	31,609
Total Noninterest Expense	104,036	102,939	215,955	206,813
Income Before Provision for Income Taxes	61,067	74,621	123,840	145,061
Provision for Income Taxes	15,006	17,759	30,937	33,365
Net Income	$46,061	$56,862	$92,903	$111,696
Preferred Stock Dividends	1,969	1,969	3,938	3,938
Net Income Available to Common Shareholders	$44,092	$54,893	$88,965	$107,758
Basic Earnings Per Common Share	$1.12	$1.38	$2.27	$2.71
Diluted Earnings Per Common Share	$1.12	$1.38	$2.26	$2.70
Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40
Basic Weighted Average Common Shares	39,241,559	39,693,593	39,259,279	39,722,985
Diluted Weighted Average Common Shares	39,317,521	39,842,608	39,382,359	39,896,700

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$46,061	$56,862	$92,903	$111,696
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(18,217)	(122,647)	11,059	(302,771)
Defined Benefit Plans	84	352	168	705
Total Other Comprehensive Income (Loss)	(18,133)	(122,295)	11,227	(302,066)
Comprehensive Income (Loss)	$27,928	$(65,433)	$104,130	$(190,370)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Interest-Bearing Deposits in Other Banks	$2,261	$3,724
Funds Sold	1,273,109	81,364
Investment Securities
Available-for-Sale	2,666,723	2,844,823
Held-to-Maturity (Fair Value of $4,411,003 and $4,615,393)	5,202,698	5,414,139
Loans Held for Sale	3,359	1,035
Loans and Leases	13,914,889	13,646,420
Allowance for Credit Losses	(145,367)	(144,439)
Net Loans and Leases	13,769,522	13,501,981
Total Earning Assets	22,917,672	21,847,066
Cash and Due From Banks	398,072	316,679
Premises and Equipment, Net	200,297	206,777
Operating Lease Right-of-Use Assets	89,286	92,307
Accrued Interest Receivable	64,720	61,002
Foreclosed Real Estate	1,040	1,040
Mortgage Servicing Rights	21,626	22,619
Goodwill	31,517	31,517
Bank-Owned Life Insurance	456,889	453,882
Other Assets	766,817	573,988
Total Assets	$24,947,936	$23,606,877
Liabilities
Deposits
Noninterest-Bearing Demand	$5,968,344	$6,714,982
Interest-Bearing Demand	4,119,166	4,232,567
Savings	7,756,426	7,962,410
Time	2,664,679	1,705,737
Total Deposits	20,508,615	20,615,696
Securities Sold Under Agreements to Repurchase	725,490	725,490
Other Debt	1,760,243	410,294
Operating Lease Liabilities	97,768	100,526
Retirement Benefits Payable	26,434	26,991
Accrued Interest Payable	26,737	9,698
Taxes Payable	132	7,104
Other Liabilities	444,238	394,083
Total Liabilities	23,589,657	22,289,882
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: June 30, 2023 and December 31, 2022 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 20, 2023 -58,771,036 / 39,725,348 and December 31, 2022 -58,733,625 / 39,835,750)	583	582
Capital Surplus	628,202	620,578
Accumulated Other Comprehensive Loss	(423,431)	(434,658)
Retained Earnings	2,091,289	2,055,912
Treasury Stock, at Cost (Shares: June 30, 2023 - 19,045,688 and December 31, 2022 - 18,897,875)	(1,118,364)	(1,105,419)
Total Shareholders’ Equity	1,358,279	1,316,995
Total Liabilities and Shareholders’ Equity	$24,947,936	$23,606,877

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	46,842	—	46,842
Other Comprehensive Income	—	—	—	—	—	29,360	—	—	29,360
Share-Based Compensation	—	—	—	—	3,371	—	—	—	3,371
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	13,164	1	177	—	1,587	(197)	1,568
Common Stock Repurchased	—	—	(202,408)	—	—	—	—	(13,793)	(13,793)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,944)	—	(27,944)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2023	180,000	$180,000	39,646,506	$583	$624,126	$(405,298)	$2,074,428	$(1,119,409)	$1,354,430
Net Income	—	—	—	—	—	—	46,061	—	46,061
Other Comprehensive Loss	—	—	—	—	—	(18,133)	—	—	(18,133)
Share-Based Compensation	—	—	—	—	4,301	—	—	—	4,301
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	81,601	—	(225)	—	699	1,183	1,657
Common Stock Repurchased	—	—	(2,759)	—	—	—	—	(138)	(138)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,930)	—	(27,930)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2023	180,000	$180,000	39,725,348	$583	$628,202	$(423,431)	$2,091,289	$(1,118,364)	$1,358,279

Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock			—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

Net Income	—	—	—	—	—	—	56,862	—	56,862
Other Comprehensive Loss	—	—	—	—	—	(122,295)	—	—	(122,295)
Share-Based Compensation	—	—	—	—	4,162	—	—	—	4,162
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	30,442	—	471	—	531	661	1,663
Common Stock Repurchased	—	—	(136,148)	—	—	—	—	(10,353)	(10,353)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,209)	—	(28,209)
Cash Dividends Declared Preferred Stock							(1,969)		(1,969)
Balance as of June 30, 2022	180,000	$180,000	40,182,659	$582	$611,694	$(368,448)	$2,002,005	$(1,077,087)	$1,348,746

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
Operating Activities
Net Income	$92,903	$111,696
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,500	(8,000)
Depreciation and Amortization	11,525	10,607
Amortization of Deferred Loan and Lease Costs (Fees), Net	444	(561)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	6,742	12,453
Amortization of Operating Lease Right-of-Use Assets	5,808	5,798
Share-Based Compensation	7,672	8,172
Benefit Plan Contributions	(949)	(825)
Deferred Income Taxes	(734)	839
Net Gains on Sales of Loans and Leases	(1,275)	(2,463)
Net Losses on Sales of Investment Securities	3,102	2,840
Proceeds from Sales of Loans Held for Sale	19,107	102,806
Originations of Loans Held for Sale	(21,853)	(79,660)
Net Tax (Deficiency) Benefits from Share-Based Compensation	(490)	163
Net Change in Other Assets and Other Liabilities	(145,871)	(5,516)
Net Cash (Used in) Provided by Operating Activities	(19,369)	158,349

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	174,574	456,420
Purchases	(246)	(556,154)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	220,415	381,387
Purchases	—	(15,240)
Net Change in Loans and Leases	(270,751)	(692,179)
Purchases of Premises and Equipment	(5,046)	(13,277)
Net Cash Provided by (Used in) Investing Activities	118,946	(439,043)

Financing Activities
Net Change in Deposits	(107,081)	665,573
Net Change in Short-Term Borrowings	—	(25,000)
Proceeds from Long-Term Debt	1,350,000	—
Repayments of Long-Term Debt	(51)	(48)
Proceeds from Issuance of Common Stock	2,973	3,826
Repurchase of Common Stock	(13,931)	(24,313)
Cash Dividends Paid on Common Stock	(55,874)	(56,474)
Cash Dividends Paid on Preferred Stock	(3,938)	(3,938)
Net Cash Provided by Financing Activities	1,172,098	559,626
Net Change in Cash and Cash Equivalents	1,271,675	278,932
Cash and Cash Equivalents at Beginning of Period	401,767	560,434
Cash and Cash Equivalents at End of Period	$1,673,442	$839,366
Supplemental Information
Cash Paid for Interest	$110,741	$11,924
Cash Paid for Income Taxes	30,623	24,946
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	—	380
Transfer from Loans Held for Sale to Loans	569	—

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawai‘i Corporation is a trade name of Bank of Hawaii Corporation, and along with its subsidiaries (collectively, the “Company”), provides a broad range of financial products and services to businesses, consumers and governments in Hawaii and the West Pacific. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing. The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”), doing business as Bank of Hawai‘i.

The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Significant changes to accounting policies from those disclosed in our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K are presented below.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications made on January 1, 2023 and forward to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the Allowance for Credit Losses.

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

Note 2. Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	June 30, 2023
Interest-Bearing Deposits in Other Banks	$2,261
Funds Sold	1,273,109
Cash and Due From Banks	398,072
Total Cash and Cash Equivalents	$1,673,442

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$235,178	$472	$(14,569)	$221,081
Debt Securities Issued by States and Political Subdivisions	107,621	142	(11,223)	96,540
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,757	—	(120)	1,637
Debt Securities Issued by Corporations	844,587	552	(56,385)	788,754
Mortgage-Backed Securities:
Residential - Government Agencies	771,006	174	(95,976)	675,204
Residential - U.S. Government-Sponsored Enterprises	869,381	—	(124,667)	744,714
Commercial - Government Agencies or Sponsored Agencies	163,474	—	(24,681)	138,793
Total Mortgage-Backed Securities	1,803,861	174	(245,324)	1,558,711
Total	$2,993,004	$1,340	$(327,621)	$2,666,723
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,678	$—	$(17,666)	$114,012
Debt Securities Issued by Corporations	12,094	—	(2,174)	9,920
Mortgage-Backed Securities:
Residential - Government Agencies	1,761,490	11	(290,874)	1,470,627
Residential - U.S. Government-Sponsored Enterprises	2,856,709	7	(387,659)	2,469,057
Commercial - Government Agencies or Sponsored Agencies	440,727	—	(93,340)	347,387
Total Mortgage-Backed Securities	5,058,926	18	(771,873)	4,287,071
Total	$5,202,698	$18	$(791,713)	$4,411,003
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,335	$638	$(15,067)	$233,906
Debt Securities Issued by States and Political Subdivisions	107,689	158	(12,582)	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	—	(179)	48,628
Debt Securities Issued by Corporations	850,585	809	(56,736)	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	245	(96,215)	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	1	(126,110)	793,871
Commercial - Government Agencies or Sponsored Agencies	168,242	—	(22,575)	145,667
Total Mortgage-Backed Securities	1,917,020	246	(244,900)	1,672,366
Total	$3,172,436	$1,851	$(329,464)	$2,844,823
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,619	$—	$(18,202)	$113,417
Debt Securities Issued by Corporations	17,014	—	(2,534)	14,480
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	35	(294,047)	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	8	(397,055)	2,571,275
Commercial - Government Agencies or Sponsored Agencies	448,945	—	(86,951)	361,994
Total Mortgage-Backed Securities	5,265,506	43	(778,053)	4,487,496
Total	$5,414,139	$43	$(798,789)	$4,615,393

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $11.4 million and $11.7 million as of June 30, 2023, and December 31, 2022, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $10.1 million and $9.2 million as of June 30, 2023, and December 31, 2022, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2023. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$9,012	$8,980
Due After One Year Through Five Years	443,955	419,503
Due After Five Years Through Ten Years	651,597	595,753
Due After Ten Years	6,380	5,172
	1,110,944	1,029,408
Debt Securities Issued by Government Agencies	78,199	78,604
Mortgage-Backed Securities:
Residential - Government Agencies	771,006	675,204
Residential - U.S. Government-Sponsored Enterprises	869,381	744,714
Commercial - Government Agencies or Sponsored Agencies	163,474	138,793
Total Mortgage-Backed Securities	1,803,861	1,558,711
Total	$2,993,004	$2,666,723
Held-to-Maturity:
Due After One Year Through Five Years	83,436	73,401
Due After Five Year Through Ten Years	49,448	41,783
Due After Ten Years	10,888	8,748
	143,772	123,932
Mortgage-Backed Securities:
Residential - Government Agencies	1,761,490	1,470,627
Residential - U.S. Government-Sponsored Enterprises	2,856,709	2,469,057
Commercial - Government Agencies or Sponsored Agencies	440,727	347,387
Total Mortgage-Backed Securities	5,058,926	4,287,071
Total	$5,202,698	$4,411,003

Investment securities with carrying values of $7.7 billion and $4.1 billion as of June 30, 2023, and December 31, 2022, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total Losses on Sales of Investment Securities	$(1,310)	$(1,295)	$(3,102)	$(2,840)

The losses on sales of investment securities during the three and six months ended June 30, 2023, and June 30, 2022, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. These losses were not the result of the Company selling its investment securities.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$13,669	$(54)	$145,838	$(14,515)	$159,507	$(14,569)
Debt Securities Issued by States and Political Subdivisions	25,209	(126)	62,113	(11,097)	87,322	(11,223)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,636	(120)	1,636	(120)
Debt Securities Issued by Corporations	376,871	(2,133)	368,538	(54,252)	745,409	(56,385)
Mortgage-Backed Securities:
Residential - Government Agencies	53,525	(1,939)	617,092	(94,037)	670,617	(95,976)
Residential - U.S. Government-Sponsored Enterprises	10,064	(468)	734,650	(124,199)	744,714	(124,667)
Commercial - Government Agencies or Sponsored Agencies	734	(33)	138,059	(24,648)	138,793	(24,681)
Total Mortgage-Backed Securities	64,323	(2,440)	1,489,801	(242,884)	1,554,124	(245,324)
Total	$480,072	$(4,753)	$2,067,926	$(322,868)	$2,547,998	$(327,621)

December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$28,574	$(1,118)	$127,841	$(13,949)	$156,415	$(15,067)
Debt Securities Issued by States and Political Subdivisions	11,341	(1,240)	49,985	(11,342)	61,326	(12,582)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,825	(108)	803	(71)	48,628	(179)
Debt Securities Issued by Corporations	438,225	(7,995)	284,350	(48,741)	722,575	(56,736)
Mortgage-Backed Securities:
Residential - Government Agencies	386,809	(30,492)	340,824	(65,723)	727,633	(96,215)
Residential - U.S. Government-Sponsored Enterprises	194,684	(22,294)	598,986	(103,816)	793,670	(126,110)
Commercial - Government Agencies or Sponsored Agencies	98,694	(13,247)	46,973	(9,328)	145,667	(22,575)
Total Mortgage-Backed Securities	680,187	(66,033)	986,783	(178,867)	1,666,970	(244,900)
Total	$1,206,152	$(76,494)	$1,449,762	$(252,970)	$2,655,914	$(329,464)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2023, which were comprised of 405 individual securities, represent a credit loss impairment. As of June 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of June 30, 2023.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2023, and June 30, 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Taxable	$46,593	$36,809	$94,350	$72,599
Non-Taxable	83	12	167	23
Total Interest Income from Investment Securities	$46,676	$36,821	$94,517	$72,622

As of June 30, 2023, and December 31, 2022, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal Home Loan Bank of Des Moines Stock	$80,000	$26,000
Federal Reserve Bank Stock	27,277	27,065
Total	$107,277	$53,065

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
Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2023, and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial
Commercial and Industrial	$1,502,676	$1,389,066
Paycheck Protection Program	13,789	19,579
Commercial Mortgage	3,796,769	3,725,542
Construction	236,428	260,825
Lease Financing	62,779	69,491
Total Commercial	5,612,441	5,464,503
Consumer
Residential Mortgage	4,721,976	4,653,072
Home Equity	2,278,105	2,225,950
Automobile	878,767	870,396
Other [2]	423,600	432,499
Total Consumer	8,302,448	8,181,917
Total Loans and Leases	$13,914,889	$13,646,420

1.
Comprised of other revolving credit, installment, and lease financing.

Most of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate located in the State of Hawaii.

Net loss related to sales of residential mortgage loans, recorded as a component of mortgage banking income was $0.2 million for the three months ended June 30, 2023, and net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income was $0.2 million for the three months ended June 30, 2022, $0.3 million and $0.2 million for the six months ended June 30, 2023, and June 30, 2022, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2023, and December 31, 2022, AIR for loans totaled $42.9 million and $40.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2023, and June 30, 2022.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$58,771	$84,806	$143,577
Loans and Leases Charged-Off	(203)	(3,308)	(3,511)
Recoveries on Loans and Leases Previously Charged-Off	103	2,031	2,134
Net Loans and Leases Recovered (Charged-Off)	(100)	(1,277)	(1,377)
Provision for Credit Losses	5,270	(2,103)	3,167
Balance at End of Period	$63,941	$81,426	$145,367
Six Months Ended June 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(464)	(7,356)	(7,820)
Recoveries on Loans and Leases Previously Charged-Off	153	3,622	3,775
Net Loans and Leases Recovered (Charged-Off)	(311)	(3,734)	(4,045)
Provision for Credit Losses	352	4,621	4,973
Balance at End of Period	$63,941	$81,426	$145,367
Three Months Ended June 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$62,093	$89,935	$152,028
Loans and Leases Charged-Off	(233)	(3,113)	(3,346)
Recoveries on Loans and Leases Previously Charged-Off	51	2,664	2,715
Net Loans and Leases Recovered (Charged-Off)	(182)	(449)	(631)
Provision for Credit Losses	(85)	(2,800)	(2,885)
Balance at End of Period	$61,826	$86,686	$148,512
Six Months Ended June 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(582)	(6,672)	(7,254)
Recoveries on Loans and Leases Previously Charged-Off	420	4,717	5,137
Net Loans and Leases Recovered (Charged-Off)	(162)	(1,955)	(2,117)
Provision for Credit Losses	(2,962)	(4,230)	(7,192)
Balance at End of Period	$61,826	$86,686	$148,512

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

For Pass rated credits, risk ratings are certified at a minimum annually. For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2023
Commercial
Commercial and Industrial
Pass	$289,456	$295,319	$250,845	$159,176	$44,914	$86,713	$330,831	$205	$1,457,459
Special Mention	551	11,617	2,354	49	-	-	1,763	-	16,334
Classified	83	2,532	5,847	6,731	11	8,486	5,176	17	28,883
Total Commercial and Industrial	$290,090	$309,468	$259,046	$165,956	$44,925	$95,199	$337,770	$222	$1,502,676
Paycheck Protection Program
Pass	$-	$-	$2,692	$11,097	$-	$-	$-	$-	$13,789
Total Paycheck Protection Program	$-	$-	$2,692	$11,097	$-	$-	$-	$-	$13,789
Commercial Mortgage
Pass	$675,565	$997,296	$725,699	$460,847	$250,447	$491,306	$42,928	$-	$3,644,088
Special Mention	30,482	61,921	6,249	-	-	19,399	-	-	118,051
Classified	3,220	4,313	6,351	13,593	234	6,919	-	-	34,630
Total Commercial Mortgage	$709,267	$1,063,530	$738,299	$474,440	$250,681	$517,624	$42,928	$-	$3,796,769
Construction
Pass	$19,496	$125,499	$71,654	$2,859	$16,184	$296	$440	$-	$236,428
Total Construction	$19,496	$125,499	$71,654	$2,859	$16,184	$296	$440	$-	$236,428
Lease Financing
Pass	$4,938	$14,413	$15,495	$9,838	$7,523	$9,756	$-	$-	$61,963
Classified	-	57	130	107	-	522	-	-	816
Total Lease Financing	$4,938	$14,470	$15,625	$9,945	$7,523	$10,278	$-	$-	$62,779
Total Commercial	$1,023,791	$1,512,967	$1,087,316	$664,297	$319,313	$623,397	$381,138	$222	$5,612,441
Consumer
Residential Mortgage
Pass	$213,211	$811,601	$1,272,073	$1,003,636	$311,321	$1,108,419	$-	$-	$4,720,261
Classified	-	-	-	-	-	1,715	-	-	1,715
Total Residential Mortgage	$213,211	$811,601	$1,272,073	$1,003,636	$311,321	$1,110,134	$-	$-	$4,721,976
Home Equity
Pass	$-	$-	$-	$-	$-	$45	$2,235,915	$39,738	$2,275,698
Classified	-	-	-	-	-	-	1,168	1,239	2,407
Total Home Equity	$-	$-	$-	$-	$-	$45	$2,237,083	$40,977	$2,278,105
Automobile
Pass	$158,785	$351,850	$180,380	$82,119	$64,406	$40,650	$-	$-	$878,190
Classified	-	94	93	114	199	77	-	-	577
Total Automobile	$158,785	$351,944	$180,473	$82,233	$64,605	$40,727	$-	$-	$878,767
Other[1]
Pass	$68,369	$160,685	$108,394	$20,822	$25,708	$38,104	$884	$-	$422,966
Classified	-	153	154	13	146	168	-	-	634
Total Other	$68,369	$160,838	$108,548	$20,835	$25,854	$38,272	$884	$-	$423,600
Total Consumer	$440,365	$1,324,383	$1,561,094	$1,106,704	$401,780	$1,189,178	$2,237,967	$40,977	$8,302,448
Total Loans and Leases	$1,464,156	$2,837,350	$2,648,410	$1,771,001	$721,093	$1,812,575	$2,619,105	$41,199	$13,914,889

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the six months ended June 30, 2023, $5.3 million of revolving loans were converted to term loans.

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
For the year ended December 31, 2022, $6.2 million of revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2023, and December 31, 2022.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of June 30, 2023
Commercial
Commercial and Industrial	$202	$252	$—	$17	$471	$1,502,205	$1,502,676	$17
Paycheck Protection Program	—	—	—	—	—	13,789	13,789	—
Commercial Mortgage	—	—	—	3,107	3,107	3,793,662	3,796,769	3,107
Construction	—	—	—	—	—	236,428	236,428	—
Lease Financing	—	—	—	—	—	62,779	62,779	—
Total Commercial	202	252	—	3,124	3,578	5,608,863	5,612,441	3,124
Consumer
Residential Mortgage	2,173	1,882	3,560	3,504	11,119	4,710,857	4,721,976	884
Home Equity	2,464	1,826	2,022	3,809	10,121	2,267,984	2,278,105	751
Automobile	10,830	1,668	577	—	13,075	865,692	878,767	—
Other [1]	2,169	748	633	—	3,550	420,050	423,600	—
Total Consumer	17,636	6,124	6,792	7,313	37,865	8,264,583	8,302,448	1,635
Total	$17,838	$6,376	$6,792	$10,437	$41,443	$13,873,446	$13,914,889	$4,759

As of December 31, 2022
Commercial
Commercial and Industrial	$252	$9	$—	$37	$298	$1,388,768	$1,389,066	$37
Paycheck Protection Program	—	—	—	—	—	19,579	19,579	—
Commercial Mortgage	—	—	—	3,309	3,309	3,722,233	3,725,542	3,309
Construction	—	—	—	—	—	260,825	260,825	—
Lease Financing	—	—	—	—	—	69,491	69,491	—
Total Commercial	252	9	—	3,346	3,607	5,460,896	5,464,503	3,346
Consumer
Residential Mortgage	3,016	721	2,429	4,239	10,405	4,642,667	4,653,072	1,729
Home Equity	1,639	960	1,673	4,022	8,294	2,217,656	2,225,950	664
Automobile	13,293	1,988	589	—	15,870	854,526	870,396	—
Other [1]	2,318	1,302	683	—	4,303	428,196	432,499	—
Total Consumer	20,266	4,971	5,374	8,261	38,872	8,143,045	8,181,917	2,393
Total	$20,518	$4,980	$5,374	$11,607	$42,479	$13,603,941	$13,646,420	$5,739

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of June 30, 2023, and December 31, 2022.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$17	$—	$17	$37	$—	$37
Commercial Mortgage	—	3,107	3,107	—	3,309	3,309
Total Commercial	17	3,107	3,124	37	3,309	3,346
Consumer
Residential Mortgage	3,504	—	3,504	4,239	—	4,239
Home Equity	3,809	—	3,809	4,022	—	4,022
Total Consumer	7,313	—	7,313	8,261	—	8,261
Total	$7,330	$3,107	$10,437	$8,298	$3,309	$11,607

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and six months ended June 30, 2023.

					%
			Payment		of
			Delay		Total
		Interest	and		Class of
	Term	Rate	Term		Loans and
(dollars in thousands)	Extension	Reduction	Extension	Total	Leases
Three Months Ended June 30, 2023
Commercial
Commercial and Industrial	$91	$—	$—	$91	0.01%
Commercial Mortgage	—	952	—	952	0.03%
Total Commercial	91	952	—	1,043	0.02%
Consumer
Residential Mortgage	—	—	—	—	0.00%
Home Equity	—	—	—	—	0.00%
Automobile	2,654	—	—	2,654	0.30%
Other[1]	215	—	—	215	0.05%
Total Consumer	2,869	—	—	2,869	0.03%
Total Loans and Leases	$2,960	$952	$—	$3,912	0.03%

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	$91	$—	$6,695	$6,786	0.45%
Commercial Mortgage	—	952	—	952	0.03%
Total Commercial	91	952	6,695	7,738	0.14%
Consumer
Residential Mortgage	134	—	—	134	0.00%
Home Equity	139	—	—	139	0.01%
Automobile	4,411	—	—	4,411	0.50%
Other[1]	384	—	—	384	0.09%
Total Consumer	5,068	—	—	5,068	0.06%
Total Loans and Leases	$5,159	$952	$6,695	$12,806	0.09%

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Weighted-Average	Weighted-Average	Weighted-Average
	Months of	Payment	Interest Rate
(dollars in thousands)	Term Extension	Deferral	Reduction
Three Months Ended June 30, 2023
Commercial
Commercial Mortgage	—	$—	2.50%
Consumer
Automobile	23	—	—
Other[1]	22	—	—

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	6	$1,159	—%
Commercial Mortgage	—	—	2.50
Consumer
Residential Mortgage	58	—	—
Home Equity	64	—	—
Automobile	23	—	—
Other[1]	22	—	—

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2023.

	Term
(dollars in thousands)	Extension	Total
Three Months Ended June 30, 2023
Consumer
Automobile	23	23
Other[1]	15	15
Total Consumer	38	38
Total Loans and Leases	$38	$76

Six Months Ended June 30, 2023
Consumer
Automobile	23	23
Other[1]	15	15
Total Consumer	38	38
Total Loans and Leases	$38	$76

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of June 30, 2023
Commercial
Commercial and Industrial	$6,786	$—	$—	$—	$—	$6,786
Commercial Mortgage	952	—	—	—	—	952
Total Commercial	7,738	—	—	—	—	7,738
Consumer
Residential Mortgage	—	—	—	—	134	134
Home Equity	139	—	—	—	—	139
Automobile	4,061	327	—	23	—	4,411
Other[1]	333	36	15	—	—	384
Total Consumer	4,533	363	15	23	134	5,068
Total Loans and Leases	12,271	$363	$15	$23	$134	$12,806

1 Comprised of other revolving credit, installment and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and six months ended June 30, 2023.

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended June 30, 2023
Commercial
Commercial and Industrial	$185	$—	$—	$—	$—	$18	$203
Total Commercial	185	—	—	—	—	18	203
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	—	5	5
Automobile	—	558	238	107	173	217	1,293
Other[1]	358	512	446	82	318	288	2,004
Total Consumer	358	1,070	684	189	491	516	3,308
Total	$543	$1,070	$684	$189	$491	$534	$3,511

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	$185	$188	$—	$—	$—	$91	$464
Total Commercial	185	188	—	—	—	91	464
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	—	55	55
Automobile	—	872	745	335	364	640	2,956
Other [1]	358	1,333	1,011	202	713	722	4,339
Total Consumer	358	2,205	1,756	537	1,077	1,423	7,356
Total	$543	$2,393	$1,756	$537	$1,077	$1,514	$7,820

1 Comprised of other revolving credit, installment and lease financing.
Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $5.4 million as of June 30, 2023.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of June 30, 2023, and $2.6 billion as of December 31, 2022. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million and $1.5 million for the three months ended June 30, 2023, and June 30, 2022, respectively, and $2.8 million and $3.0 million for the six months ended June 30, 2023, and June 30, 2022, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2023, and June 30, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$707	$781	$717	$800
Change in Fair Value Due to Payoffs	(12)	(34)	(22)	(53)
Balance at End of Period	$695	$747	$695	$747

For the three months and six months ended June 30, 2023, and June 30, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$21,395	$23,187	$21,902	$21,451
Servicing Rights that Resulted From Asset Transfers	110	205	176	956
Amortization	(574)	(599)	(1,147)	(1,443)
Valuation Allowance Recovery (Provision)	—	—	—	1,829
Balance at End of Period	$20,931	$22,793	$20,931	$22,793

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$(1,829)
Valuation Allowance Recovery (Provision)	—	—	—	1,829
Balance at End of Period	$—	$—	$—	$—
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,456	$26,088	$27,323	$21,451
End of Period	$26,327	$28,314	$26,327	$28,314

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Weighted-Average Constant Prepayment Rate [1]	3.93%	4.02%
Weighted-Average Life (in years)	9.61	9.64
Weighted-Average Note Rate	3.62%	3.60%
Weighted-Average Discount Rate [2]	9.71%	9.93%

1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2023, and December 31, 2022, is presented in the following table.

(dollars in thousands)	June 30, 2023	December 31, 2022
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(335)	$(346)
Decrease in fair value from 50 bps adverse change	(663)	(686)
Discount Rate
Decrease in fair value from 25 bps adverse change	(306)	(316)
Decrease in fair value from 50 bps adverse change	(606)	(626)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $183.2 million and $174.5 million as of June 30, 2023, and December 31, 2022, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2023, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2023	$22,653
2024	24,731
2025	24,115
2026	156
2027	133
Thereafter	12,721
Total Unfunded Commitments	$84,509

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2023, and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,457	$1,528	$2,915	$3,066
Amortization Expense in Provision for Income Taxes	1,333	1,296	2,666	2,593
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$5,438	$3,794	$10,876	$7,579
Amortization Expense in Provision for Income Taxes	4,713	3,265	9,426	6,529

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2023, and June 30, 2022.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2023, and December 31, 2022, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$490	$—	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	34,014	—	34,014
Residential - U.S. Government-Sponsored Enterprises	—	—	390,986	300,000	690,986
Total	$—	$—	$425,490	$300,000	$725,490
December 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	28,673	—	28,673
Residential - U.S. Government-Sponsored Enterprises	—	—	396,327	300,000	696,327
Total	$—	$—	$425,000	$300,490	$725,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2023, and December 31, 2022. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
June 30, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$157,910	$—	$157,910	$157,910	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,230	—	$4,230	4,230	—	—
Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—
December 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$42,339	$—	$42,339	$42,339	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	3,554	—	3,554	3,554	—	—
Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—

1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $3.5 million and $34.8 million as of June 30, 2023, and December 31, 2022, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $763.3 million and $755.9 million as of June 30, 2023, and December 31, 2022, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.8 million as of June 30, 2023, and December 31, 2022.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2023, and June 30, 2022:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(31,586)	$(8,371)	$(23,215)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,801	1,803	4,998
Net Unrealized Gains (Losses) on Investment Securities	(24,785)	(6,568)	(18,217)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	177	46	131
Amortization of Prior Service Credit	(62)	(15)	(47)
Defined Benefit Plans, Net	115	31	84
Other Comprehensive Income (Loss)	$(24,670)	$(6,537)	$(18,133)

Three Months Ended June 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(166,878)	$(44,233)	$(122,645)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	(3)	(1)	(2)
Net Unrealized Gains (Losses) on Investment Securities	(166,881)	(44,234)	(122,647)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	145	397
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	481	129	352
Other Comprehensive Income (Loss)	$(166,400)	$(44,105)	$(122,295)

Six Months Ended June 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$1,332	$352	$980
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	13,714	3,635	10,079
Net Unrealized Gains (Losses) on Investment Securities	15,046	3,987	11,059
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	352	93	259
Amortization of Prior Service Credit	(123)	(32)	(91)
Defined Benefit Plans, Net	229	61	168
Other Comprehensive Income (Loss)	$15,275	$4,048	$11,227

Six Months Ended June 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(412,026)	$(109,208)	$(302,818)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	63	16	47
Net Unrealized Gains (Losses) on Investment Securities	(411,963)	(109,192)	(302,771)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,084	288	796
Amortization of Prior Service Credit	(123)	(32)	(91)
Defined Benefit Plans, Net	961	256	705
Other Comprehensive Income (Loss)	$(411,002)	$(108,936)	$(302,066)

1
These amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2023, and June 30, 2022:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2023
Balance at Beginning of Period	$(216,588)	$(163,716)	$(24,994)	$(405,298)
Other Comprehensive Income (Loss) Before Reclassifications	(23,215)	—	—	(23,215)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4,998	84	5,082
Total Other Comprehensive Income (Loss)	(23,215)	4,998	84	(18,133)
Balance at End of Period	$(239,803)	$(158,718)	$(24,910)	$(423,431)

Three Months Ended June 30, 2022
Balance at Beginning of Period	$(213,113)	$103	$(33,143)	(246,153)
Other Comprehensive Income (Loss) Before Reclassifications	(122,645)	—	—	(122,645)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(2)	352	350
Total Other Comprehensive Income (Loss)	(122,645)	(2)	352	(122,295)
Balance at End of Period	$(335,758)	$101	$(32,791)	$(368,448)

Six Months Ended June 30, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	980	—	—	980
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	10,079	168	10,247
Total Other Comprehensive Income (Loss)	980	10,079	168	11,227
Balance at End of Period	$(239,803)	$(158,718)	$(24,910)	$(423,431)

Six Months Ended June 30, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(302,818)	—	—	(302,818)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	47	705	752
Total Other Comprehensive Income (Loss)	(302,818)	47	705	(302,066)
Balance at End of Period	$(335,758)	$101	$(32,791)	$(368,448)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023, and June 30, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,801)	$3	Interest Income
	1,803	(1)	Provision for Income Tax
	(4,998)	2	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	61
Net Actuarial Losses [2]	(177)	(542)
	(115)	(481)	Total Before Tax
	31	129	Provision for Income Tax
	(84)	(352)	Net of Tax

Total Reclassifications for the Period	$(5,082)	$(350)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(13,714)	$(63)	Interest Income
	3,635	16	Provision for Income Tax
	(10,079)	(47)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	123	123
Net Actuarial Losses [2]	(352)	(1,084)
	(229)	(961)	Total Before Tax
	61	256	Provision for Income Tax
	(168)	(705)	Net of Tax

Total Reclassifications for the Period	$(10,247)	$(752)	Net of Tax

1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense on the consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2023	2022	2023	2022
Numerator:
Net Income Available to Common Shareholders	$44,092	$54,893	$88,965	$107,758

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,241,559	39,693,593	39,259,279	39,722,985
Dilutive Effect of Equity Based Awards	75,962	149,015	123,080	173,715
Weighted Average Common Shares Outstanding - Diluted	39,317,521	39,842,608	39,382,359	39,896,700

Earnings Per Common Share:
Basic	$1.12	$1.38	$2.27	$2.71
Diluted	$1.12	$1.38	$2.26	$2.70

Antidilutive Stock Options and Restricted Stock Outstanding	411,640	201,422	226,646	160,670

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

Selected business segment financial information as of and for the three and six months ended June 30, 2023, and June 30, 2022, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2023
Net Interest Income (Loss)	$99,814	$53,673	$(29,139)	$124,348
Provision for Credit Losses	1,392	(15)	1,123	2,500
Net Interest Income (Loss) After Provision for Credit Losses	98,422	53,688	(30,262)	121,848
Noninterest Income	31,944	7,939	3,372	43,255
Noninterest Expense	(81,275)	(19,302)	(3,459)	(104,036)
Income (Loss) Before Provision for Income Taxes	49,091	42,325	(30,349)	61,067
Provision for Income Taxes	(12,645)	(10,710)	8,349	(15,006)
Net Income (Loss)	$36,446	$31,615	$(22,000)	$46,061
Total Assets as of June 30, 2023	$8,739,294	$5,714,929	$10,493,713	$24,947,936

Three Months Ended June 30, 2022 [1]
Net Interest Income	$76,872	$49,791	$6,239	$132,902
Provision for Credit Losses	632	(1)	(3,131)	(2,500)
Net Interest Income After Provision for Credit Losses	76,240	49,792	9,370	135,402
Noninterest Income	31,868	8,363	1,927	42,158
Noninterest Expense	(82,856)	(17,014)	(3,069)	(102,939)
Income Before Provision for Income Taxes	25,252	41,141	8,228	74,621
Provision for Income Taxes	(6,339)	(10,252)	(1,168)	(17,759)
Net Income	$18,913	$30,889	$7,060	$56,862
Total Assets as of June 30, 2022 [1]	$8,205,352	$5,339,224	$9,688,123	$23,232,699

Six Months Ended June 30, 2023
Net Interest Income (Loss)	$197,822	$110,378	$(47,897)	$260,303
Provision for Credit Losses	4,061	(16)	455	4,500
Net Interest Income (Loss) After Provision for Credit Losses	193,761	110,394	(48,352)	255,803
Noninterest Income	63,098	16,588	4,306	83,992
Noninterest Expense	(166,348)	(39,591)	(10,016)	(215,955)
Income (Loss) Before Provision for Income Taxes	90,511	87,391	(54,062)	123,840
Provision for Income Taxes	(23,268)	(21,503)	13,834	(30,937)
Net Income (Loss)	$67,243	$65,888	$(40,228)	$92,903
Total Assets as of June 30, 2023	$8,739,294	$5,714,929	$10,493,713	$24,947,936

Six Months Ended June 30, 2022 [1]
Net Interest Income	$147,233	$96,140	$14,792	$258,165
Provision for Credit Losses	2,315	(198)	(10,117)	(8,000)
Net Interest Income After Provision for Credit Losses	144,918	96,338	24,909	266,165
Noninterest Income	63,837	18,561	3,311	85,709
Noninterest Expense	(164,666)	(35,683)	(6,464)	(206,813)
Income Before Provision for Income Taxes	44,089	79,216	21,756	145,061
Provision for Income Taxes	(11,053)	(19,449)	(2,863)	(33,365)
Net Income	$33,036	$59,767	$18,893	$111,696
Total Assets as of June 30, 2022 [1]	$8,205,352	$5,339,224	$9,688,123	$23,232,699
[1] Certain prior period information has been reclassified to conform to current presentation.

Note 11. Derivative Financial Instruments

The Company uses derivative instruments to manage its exposure to market risks, including interest rate risk, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, while other derivatives serve as economic hedges that do not qualify for hedge accounting.

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$200,000	$434	$—	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	11,353	225	3,860	58
Forward Commitments	11,531	32	3,256	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,911,911	(154,136)	1,821,433	(160,914)
Pay Fixed/Receive Variable Swaps	1,911,911	153,680	1,821,433	38,785
Foreign Exchange Contracts	349	1	52,065	1,745
Conversion Rate Swap Agreement [1]	141,804	—	124,752	NA
1
The conversation rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonable estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$434	$—	$—	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	225	—	$64	$6
Forward Commitments	33	1	10	4
Interest Rate Swap Agreements	162,060	162,516	45,831	167,960
Foreign Exchange Contracts	1	—	1,812	67
Total	$162,753	$162,517	$47,717	$168,037

1
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2023, and June 30, 2022:

	Location of
	Net Gains (Losses)	Three Months Ended		Six Months Ended
	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2023	2022	2023	2022
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	$434	$—	$434	$—
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(435)	$—	(435)	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	274	66	478	(1,013)
Forward Commitments	Mortgage Banking	92	314	61	2,221
Interest Rate Swap Agreements	Other Noninterest Income	(2)	23	(18)	17
Foreign Exchange Contracts	Other Noninterest Income	802	232	1,643	506
Total		$1,165	$635	$2,163	$1,731

The following amounts were recorded on the consolidated statement of financial condition related to the cumulative basis adjustment for fair value hedges as of June 30, 2023:

Derivative Financial Instruments
Designated as Hedging Instruments
Line Item in the Consolidated Statement of Condition	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	June 30, 2023	June 30, 2023
Loans and Leases[1]	$(435)	$(435)

1 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.3 billion.

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $153.7 million and $38.8 million as of June 30, 2023, and December 31, 2022, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of June 30, 2023, and December 31, 2022, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

Derivatives Designated as Hedging Instruments
Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its fixed rate loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income.

Note 12. Commitments and Contingencies

The Company’s credit commitments as of June 30, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Unfunded Commitments to Extend Credit	$3,597,648	$3,592,872
Standby Letters of Credit	100,495	129,512
Commercial Letters of Credit	20,687	24,030
Total Credit Commitments	$3,718,830	$3,746,414

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $75.7 million secured certain specifically identified standby letters of credit as of June 30, 2023. As of June 30, 2023, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate ("SOFR"). In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment. Thus, interest rate swap agreements are classified as a Level 3 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2023, and December 31, 2022, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$142,478	$78,603	$—	$221,081
Debt Securities Issued by States and Political Subdivisions	—	96,540	—	96,540
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,637	—	1,637
Debt Securities Issued by Corporations	—	788,754	—	788,754
Mortgage-Backed Securities:
Residential - Government Agencies	—	675,204	—	675,204
Residential - U.S. Government-Sponsored Enterprises	—	744,714	—	744,714
Commercial - Government Agencies	—	138,793	—	138,793
Total Mortgage-Backed Securities	—	1,558,711	—	1,558,711
Total Investment Securities Available-for-Sale	142,478	2,524,245	—	2,666,723
Loans Held for Sale	—	3,359	—	3,359
Mortgage Servicing Rights	—	—	695	695
Other Assets	53,202	—	—	53,202
Derivatives [1]	—	34	162,719	162,753
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2023	$195,680	$2,527,638	$163,414	$2,886,732
Liabilities:
Derivatives [1]	$—	$—	$162,517	$162,517
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2023	$—	$—	$162,517	$162,517
December 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$141,944	$91,962	$—	$233,906
Debt Securities Issued by States and Political Subdivisions	—	95,265	—	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,628	—	48,628
Debt Securities Issued by Corporations	—	794,658	—	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	732,828	—	732,828
Residential - U.S. Government-Sponsored Enterprises	—	793,871	—	793,871
Commercial - Government Agencies or Sponsored Agencies	—	145,667	—	145,667
Total Mortgage-Backed Securities	—	1,672,366	—	1,672,366
Total Investment Securities Available-for-Sale	141,944	2,702,879	—	2,844,823
Loans Held for Sale	—	1,035	—	1,035
Mortgage Servicing Rights	—	—	717	717
Other Assets	47,755	—	—	47,755
Derivatives [1]	—	1,822	45,895	47,717
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022	$189,699	$2,705,736	$46,612	$2,942,047
Liabilities:
Derivatives [1]	$—	$70	$167,967	$168,037
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022	$—	$70	$167,967	$168,037

1 The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2023, and June 30, 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2023
Balance as of April 1, 2023	$707	$(52,838)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(12)	272
Transfers to Loans Held for Sale	—	(223)
Variation Margin Payments	—	52,991
Balance as of June 30, 2023	$695	$202
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2023	$—	$272

Three Months Ended June 30, 2022
Balance as of April 1, 2022	$781	$(50,429)
Realized and Unrealized Net Gains (Losses):
Included in Net Income[3]	(34)	90
Transfers to Loans Held for Sale	—	58
Variation Margin Payments	—	(32,667)
Balance as of June 30, 2022	$747	$(82,948)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2022	$—	$89

Six Months Ended June 30, 2023
Balance as of January 1, 2023	$717	(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(22)	460
Transfers to Loans Held for Sale	—	(311)
Variation Margin Payments	—	122,124
Balance as of June 30, 2023	$695	202
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2023	$—	$460

Six Months Ended June 30, 2022
Balance as of January 1, 2023	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(53)	(996)
Transfers to Loans Held for Sale	—	172
Variation Margin Payments	—	(106,028)
Balance as of June 30, 2022	$747	$(82,948)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2022	$—	$(996)

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2023, and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
June 30, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.05%	-	11.06%	3.93%	$27,022
		Discount Rate	9.22%	-	10.92%	9.71%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.30%	$225
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	4.03%	0.01%	$(23)

December 31, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.81%	-	10.63%	4.02%	$28,040
		Discount Rate	8.70%	-	10.40%	9.93%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.86%	$58
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(122,129)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2023, and December 31, 2022.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,931	$—

December 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$21,902	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2023, and December 31, 2022.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2023
Loans Held for Sale	$3,359	$3,348	$11

December 31, 2022
Loans Held for Sale	$1,035	$1,016	$19

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the three and six months ended June 30, 2023, and year ended December 31, 2022, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2023, and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$5,202,698	$4,411,003	$114,012	$4,296,991	$—
Loans	13,652,102	12,640,810	—	—	12,640,810
Financial Instruments - Liabilities
Time Deposits	2,664,679	2,628,658	—	2,628,658	—
Securities Sold Under Agreements to Repurchase	725,490	716,935	—	716,935	—
Other Debt [1]	1,750,000	1,731,736	—	1,731,736	—
December 31, 2022
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$5,414,139	$4,615,393	$113,417	$4,501,976	$—
Loans	13,371,226	12,386,615	—	—	12,386,615
Financial Instruments – Liabilities
Time Deposits	1,705,737	1,679,777	—	1,679,777	—
Securities Sold Under Agreements to Repurchase	725,490	718,614	—	718,614	—
Other Debt [1]	400,000	402,877	—	402,877	—

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the lingering effects of the COVID-19 pandemic, including reduced tourism in Hawaii, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) disruptions, instability and failures in the banking industry; 5) inflationary pressures including Federal Reserve interest rate hikes; 6) the effect of potential recessionary conditions; 7) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 8) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 9) changes to the amount and timing of proposed common stock repurchases; 10) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 11) changes in fiscal and monetary policies of the markets in which we operate; 12) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 13) changes in accounting standards; 14) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 15) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 16) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 17) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 18) competitive pressures in the markets for financial services and products; 19) actual or alleged conduct which could harm our reputation; and 20) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Hawaii Economy

Hawaii’s visitor industry continues to perform well despite the delayed recovery in international visitors from Japan, with activity only slightly below pre-pandemic levels. The economy is also benefitting from a strong construction industry due to a high level of public sector projects which is expected to continue, and will help to support the impact of continuing high interest rates and a slowing U.S. economy. Hawaii’s unemployment rate was 3.0% in June 2023, which was below the U.S. unemployment rate of 3.6%.

For the first six months of 2023, the median price of single-family home sales and condominium sales on Oahu changed by -5.5% and -2.9%, respectively, compared to the same period in 2022. The volume of single-family home sales and condominiums sales on Oahu decreased 34.6% and 35.8%, respectively, for the first six months of 2023 compared with the same period in 2022. Despite these declines in the median price of single-family home sales and sales volume, as of June 30, 2023, inventory of single-family homes and condominiums on Oahu continues to remain low at 2.6 months and 2.8 months, respectively.

Earnings Summary

Net income for the second quarter of 2023 was $46.1 million, a decrease of $10.8 million or 19% compared to the same period in 2022. Diluted earnings per common share was $1.12 for the second quarter of 2023, a decrease of $0.26 or 19% compared to the same period in 2022.

•
The return on average common equity for the second quarter of 2023 was 14.95% compared with 18.19% in the same period in 2022.
•
Net interest income for the second quarter of 2023 was $124.3 million, a decrease of -6% from the same period in 2022. Net interest margin was 2.22% in the second quarter of 2023, a decrease of 25 basis points from the same period in 2022. The decrease in the net interest margin compared to the prior year was due to the higher funding costs and increased liquidity, partially offset by higher earning asset yields.
•
The provision for credit losses was $2.5 million for the second quarter of 2023 compared with a net benefit of $2.5 million in the same period in 2022.
•
Noninterest income was $43.3 million in the second quarter of 2023, an increase of 2.6% from the same period in 2022, primarily due to $1.5 million from the sale of a low-income housing tax credit investment in the second quarter of 2023.
•
Noninterest expense was $104.0 million in the second quarter of 2023, an increase of 1% compared to the same period in 2022, primarily due to higher FDIC insurance expenses of $1.6 million.
•
The effective tax rate for the second quarter of 2023 was 24.57% compared with 23.80% in the same period in 2022.
•
Total non-performing assets were $11.5 million at June 30, 2023, a decrease of $4.0 million or -26% compared to June 30, 2022. Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.08% at June 30, 2023, a decrease of 4 basis points compared to June 30, 2022.
•
Net loan and lease charge-offs during the second quarter of 2023 were $1.4 million or 0.04% annualized of total average loans and leases outstanding, comprised of charge-offs of $3.5 million partially offset by recoveries of $2.1 million. Compared to the second quarter of 2022, net loan and lease charge-offs increased by $0.7 million or 2 basis points annualized on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $145.4 million at June 30, 2023, a decrease of $3.1 million from June 30, 2022. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.04% at the end of the quarter, a decrease of 11 basis points from the end of the same period in 2022.

We maintained a strong balance sheet during the second quarter of 2023, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•
Total assets increased to $24.9 billion at June 30, 2023, an increase of 7.4% from December 31, 2022.
•
The investment securities portfolio was $7.9 billion at June 30, 2023, a decrease of 4.9% from December 31, 2022. The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $13.9 billion at June 30, 2023, an increase of 2.0% from December 31, 2022, primarily due to growth in commercial and industrial, commercial mortgage, residential mortgage, and home equity loans.
•
Total deposits were $20.5 billion at June 30, 2023, a decrease of 0.5% from December 31, 2022.
•
No shares of common stock were repurchased under the share repurchase program in the second quarter of 2023. Total remaining buyback authority under the share repurchase program was $126.0 million at June 30, 2023.
•
Cash dividends of $55.9 million on common shares, and $3.9 million on preferred shares, were distributed during the first six months of 2023.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 1
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023			June 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$5.1	$—	1.48%	$3.5	$—	0.59%	$3.4	$—	2.68%	$3.5	$—	0.52%
Funds Sold	500.1	6.4	5.06	273.5	0.7	1.04	398.6	9.8	4.87	256.1	0.8	0.66
Investment Securities
Available-for-Sale
Taxable	2,741.1	23.2	3.39	4,123.1	18.0	1.74	2,780.4	47.0	3.40	4,260.6	35.1	1.65
Non-Taxable	9.6	0.1	4.40	2.9	—	1.99	9.6	0.2	4.39	3.0	—	1.96
Held-to-Maturity			—
Taxable	5,231.3	23.2	1.78	4,377.0	18.7	1.71	5,283.6	47.0	1.78	4,471.7	37.2	1.67
Non-Taxable	35.2	0.2	2.10	35.7	0.2	2.10	35.2	0.4	2.10	35.8	0.4	2.10
Total Investment Securities	8,017.2	46.7	2.33	8,538.7	36.9	1.73	8,108.8	94.6	2.34	8,771.1	72.7	1.66
Loans Held for Sale	2.7	0.0	5.50	6.3	0.1	4.06	2.1	0.1	5.42	10.0	0.2	3.19
Loans and Leases [1]
Commercial and Industrial	1,456.1	17.5	4.82	1,330.0	9.9	2.99	1,433.8	33.8	4.75	1,331.5	18.9	2.86
Paycheck Protection Program	14.5	—	1.30	38.7	0.5	5.26	15.7	0.1	1.86	63.7	2.3	7.39
Commercial Mortgage	3,814.9	49.3	5.19	3,357.2	26.2	3.13	3,776.2	94.5	5.04	3,258.5	48.0	2.97
Construction	246.8	3.5	5.70	222.6	2.4	4.39	263.5	7.4	5.68	225.1	4.5	4.03
Commercial Lease Financing	65.4	0.3	1.67	94.2	0.3	1.44	66.1	0.3	0.76	96.5	0.7	1.44
Residential Mortgage	4,704.0	41.2	3.50	4,445.7	36.4	3.26	4,685.2	81.0	3.46	4,394.8	71.2	3.24
Home Equity	2,272.3	19.0	3.35	2,032.9	14.4	2.85	2,255.9	37.2	3.33	1,966.3	27.7	2.84
Automobile	879.3	7.7	3.53	759.1	6.1	3.20	875.6	15.0	3.45	748.3	11.9	3.22
Other [2]	423.5	6.4	6.04	420.4	5.6	5.38	425.6	12.5	5.94	412.1	11.1	5.42
Total Loans and Leases	13,876.8	144.9	4.19	12,700.8	101.8	3.21	13,797.6	281.8	4.11	12,496.8	196.3	3.16
Other	94.8	2.2	8.94	38.1	0.3	3.70	81.00	2.7	6.70	37.4	0.6	2.97
Total Earning Assets [3]	22,496.7	200.2	3.56	21,560.9	139.8	2.60	22,391.5	389.0	3.49	21,574.9	270.6	2.52
Cash and Due From Banks	316.6			238.4			317.8			235.8
Other Assets	1,301.1			1,091.9			1,281.3			1,058.8
Total Assets	$24,114.4			$22,891.2			$23,990.6			$22,869.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,037.4	$7.5	0.75%	$4,442.2	$0.7	0.06%	$4,126.2	$12.7	0.62%	$4,548.2	$1.2	0.05%
Savings	7,667.6	26.6	1.39	7,692.8	1.9	0.10	7,837.3	47.2	1.21	7,617.1	2.9	0.08
Time	2,296.1	19.7	3.44	950.4	0.9	0.40	2,044.4	31.7	3.12	960.9	1.8	0.37
Total Interest-Bearing Deposits	14,001.1	53.8	1.54	13,085.4	3.5	0.11	14,007.9	91.6	1.32	13,126.2	5.9	0.09
Funds Purchased	14.6	0.2	5.00	25.3	—	0.89	37.4	0.9	4.72	16.2	0.1	0.72
Short-Term Borrowings	195.2	2.5	5.09	34.5	0.1	1.06	229.9	5.7	4.94	17.3	0.1	1.06
Securities Sold Under Agreements to Repurchase	725.5	5.4	2.96	447.7	2.8	2.47	725.5	10.8	2.96	449.1	5.6	2.47
Other Debt	1,255.8	13.5	4.31	10.4	0.3	7.05	879.8	18.7	4.31	10.4	0.3	7.05
Total Interest-Bearing Liabilities	16,192.2	75.4	1.87	13,603.3	6.7	0.20	15,880.5	127.7	1.62	13,619.2	12.0	0.18
Net Interest Income		$124.8			$133.1			$261.3			$258.6
Interest Rate Spread			1.69%			2.40%			1.87%			2.34%
Net Interest Margin			2.22%			2.47%			2.34%			2.41%
Noninterest-Bearing Demand Deposits	6,017.5			7,484.0			6,215.7			7,371.9
Other Liabilities	541.6			413.3			546.3			399.2
Shareholders’ Equity	1,363.1			1,390.7			1,348.1			1,479.2
Total Liabilities and Shareholders’ Equity	$24,114.4			$22,891.3			$23,990.6			$22,869.5

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
2
Comprised of other consumer revolving credit, installment, and consumer lease financing.
3
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.5 million and $1.0 million for the three and six months ended June 30, 2023, and $0.2 million and $0.5 for the three and six months ended June 30, 2022.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Six Months Ended June 30, 2023
	Compared to June 30, 2022
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.8	$8.2	$9.0
Investment Securities
Available-for-Sale
Taxable	(15.4)	27.3	11.9
Non-Taxable	0.1	0.1	0.2
Held-to-Maturity
Taxable	7.1	2.7	9.8
Non-Taxable	—	—	-
Total Investment Securities	(8.2)	30.1	21.9
Loans Held for Sale	(0.2)	0.1	(0.1)
Loans and Leases
Commercial and Industrial	1.6	13.3	14.9
Paycheck Protection Program	(1.1)	(1.1)	(2.2)
Commercial Mortgage	8.6	37.9	46.5
Construction	0.9	2.0	2.9
Commercial Lease Financing	(0.3)	(0.1)	(0.4)
Residential Mortgage	4.8	5.0	9.8
Home Equity	4.4	5.1	9.5
Automobile	2.2	0.9	3.1
Other [2]	0.3	1.1	1.4
Total Loans and Leases	21.4	64.1	85.5
Other	1.0	1.1	2.1
Total Change in Interest Income	14.8	103.6	118.4

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	11.6	11.5
Savings	0.1	44.2	44.3
Time	3.9	26.0	29.9
Total Interest-Bearing Deposits	3.9	81.8	85.7
Funds Purchased	0.2	0.6	0.8
Short-Term Borrowings	4.3	1.3	5.6
Securities Sold Under Agreements to Repurchase	3.9	1.3	5.2
Other Debt	18.6	(0.2)	18.4
Total Change in Interest Expense	30.9	84.8	115.7

Change in Net Interest Income	$(16.1)	$18.8	$2.7

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

Yields on our earning assets increased by 96 basis points in the second quarter of 2023 and increased by 97 basis points in the first six months of 2023 compared to the same periods in 2022. This is primarily due to the higher rate environment in 2023 compared to the prior year.

Yields on our investment securities portfolio increased by 60 basis points in the second quarter of 2023 and by 68 basis points in the first six months of 2023 compared to the same periods in 2022 due to the higher rate environment and slower prepayments. Yields on funds sold increased by 402 basis points in the second quarter of 2023 and by 421 basis points in the first six months of 2023 compared to the same periods in 2022. Yields on our loan and lease portfolio increased by 98 basis points in the second quarter of 2023 and by 95 basis points in the first six months of 2023 compared to the same periods in 2022 due to an increase in yields on our floating rate loan portfolio and higher rates on loans that originated during the period.

Interest rates paid on our interest-bearing liabilities increased by 167 basis points in the second quarter of 2023 and by 144 basis points in the first six months of 2023 compared to the same periods in 2022. The interest rates on savings deposits increased by 129 basis points in the second quarter of 2023 and by 113 basis points in the first six months of 2023 compared to the same periods in 2022. Interest rates paid on time deposits increased by 304 basis points in the second quarter of 2023 and by 275 basis points in the first six months of 2023 compared to the same periods in 2022. The rates paid on securities sold under agreements to repurchase increased by 49 basis points in the second quarter of 2023 compared to the same period in 2022. Increases to our funding costs are primarily due to the higher interest rate environment and increased Federal Home Loan Bank advances.

The average balance of our earning assets increased by $0.9 billion or 4% in the second quarter of 2023 and by $0.8 billion or 4% in the first six months of 2023 compared to the same periods in 2022 primarily due to an increase in the average balances of our loan portfolio. The average balance of our funds sold increased by $226.6 million or 83% in the second quarter of 2023 and by $142.5 million or 56% in the first six months of 2023 compared to the same periods in 2022. The average balance of our investment securities decreased by $0.5 billion or 6% in the second quarter of 2023 and by $0.7 billion or 8% in the first six months of 2023 compared to the same periods in 2022. The average balance of our loan and lease portfolio increased by $1.2 billion or 9% in the second quarter of 2023 and by 10% in the first six months of 2023 compared to the same periods in 2022. The average balance of our commercial mortgage portfolio increased by $457.7 million or 14% in the second quarter of 2023 and by $517.7 million or 16% in the first six months of 2023 compared to the same periods in 2022 as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $258.3 million or 6% in the second quarter of 2023 and by $290.4 million or 7% in the first six months of 2023 compared to the same period in 2022 primarily due to loan originations partially offset by lower payoff activity. The average balance of our home equity portfolio increased by $239.4 million or 12% in the second quarter of 2023 and by $289.6 million or 15% in the first six months of 2023 compared to the same period in 2022 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our interest-bearing liabilities for the three and six months ended June 30, 2023, increased by $2.6 billion or 19% and by $2.3 billion or 17%, respectively, compared to the same periods in 2022 primarily due to increased time deposits, borrowings and securities sold under repurchase agreements. The average balances of our core interest-bearing deposit products for the three months ended June 30, 2023, decreased by $430.0 million or 4% and decreased by $201.8 million or 2% for the six months ended June 30, 2023, compared to the same periods in 2022. The average balances of our interest-bearing deposits for the three and six months ended June 30, 2023, increased by $915.7 million or 7% and by $881.7 million or 7%, respectively, compared to the same periods in 2022. The average balance of our interest-bearing demand deposits for the three and six months ended June 30, 2023, decreased by $404.8 million or 9% and by $422.0 million or 9%, respectively, compared to the same periods in 2022. The average balance of our savings deposits decreased by $25.2 million for the three months ended June 30, 2023, and increased by $220.2 million or 2.9% was relatively unchanged compared to the same 2022 period, and the average balance for the six months ended June 30, 2023, increased by $220.2 million or 3% for the six months ended June 30, 2023, compared to the same period in 2022. The average balance of our time deposits for the three and six months ended June 30, 2023, increased by $1.3 billion or 142% and by $1.1 billion or 113%, respectively, compared to the same periods in 2022.

The average balances of our securities sold under agreements to repurchase for the three and six months ended June 30, 2023, increased by $277.8 million or 62% and by $276.4 million or 62% compared to the same periods in 2022. The increase was due to $300.0 million in repurchase agreements that originated in late 2022. The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, increased by $1.2 billion in the second quarter of 2023 and by $869.4 million for the six months ended June 30, 2023, compared to the same periods in 2022, primarily due to FHLB advances totaling $1.25 billion that originated during the current quarter, $100.0 million that originated during the first quarter of 2023, and $400.0 million that originated in the fourth quarter of 2022.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Trust and Asset Management	$11,215	$11,457	$(242)	$21,905	$22,733	$(828)
Mortgage Banking	1,176	1,247	(71)	2,180	3,987	(1,807)
Service Charges on Deposit Accounts	7,587	7,309	278	15,324	14,581	743
Fees, Exchange, and Other Service Charges	14,150	14,193	(43)	27,958	27,145	813
Investment Securities Gains (Losses), Net	(1,310)	(1,295)	(15)	(3,102)	(2,840)	(262)
Annuity and Insurance	1,038	870	168	2,309	1,661	648
Bank-Owned Life Insurance	2,876	2,658	218	5,718	5,007	711
Other Income	6,523	5,719	804	11,700	13,435	(1,735)
Total Noninterest Income	$43,255	$42,158	$1,097	$83,992	$85,709	$(1,717)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $10.7 billion and $10.2 billion as of June 30, 2023, and June 30, 2022, respectively. Trust and asset management income decreased by $0.8 million or 4% for the first six months of 2023 compared to the same period in 2022 primarily due to a decrease in management and trust fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of our loan sales. Mortgage banking income decreased by $1.8 million or 45% for the first six months of 2023 compared to the same period in 2022. This decrease was primarily due to a net valuation allowance recovery to our servicing rights during the first quarter of 2022.

Service charges on deposit accounts increased by $0.7 million or 5% for the first six months of 2023 compared to the same period in 2022. This increase was primarily due to an increase in overdraft fees compared to the same period in 2022.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $0.8 million or 3% for the first six months of 2023 compared to the same period in 2022 primarily due to an increase in merchant income as a result of higher transaction volume.

Annuity and insurance income increased by $0.6 million or 39% for the first six months of 2023 compared to the same period in 2022 primarily due to increased fixed annuity and insurance income.

Bank-owned life insurance increased by $0.7 million or 14% for the first six months of 2023 compared to the same period in 2022 primarily due to an increase in death benefits received.

Other noninterest income increased by $0.8 million or 14% in the second quarter and decreased by $1.7 million or 13% for the first six months of 2023 compared to the same periods in 2022. The quarter-to-quarter increase was primarily due to a gain on sale of a low income housing investment, partially offset by a decrease in customer derivative fees. The year-over-year change was primarily due to a decrease in customer derivative fees, partially offset by an increase in income on foreign exchange contracts.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Salaries	$37,962	$36,721	$1,241	$76,579	$71,653	$4,926
Incentive Compensation	2,984	6,073	(3,089)	6,981	12,184	(5,203)
Share-Based Compensation	4,096	3,962	134	7,255	7,761	(506)
Commission Expense	775	1,232	(457)	1,422	2,873	(1,451)
Retirement and Other Benefits	3,489	4,036	(547)	9,377	8,729	648
Payroll Taxes	3,310	3,034	276	9,158	7,978	1,180
Medical, Dental, and Life Insurance	3,568	2,591	977	7,432	5,825	1,607
Separation Expense	(9)	120	(129)	3,059	690	2,369
Total Salaries and Benefits	56,175	57,769	(1,594)	121,263	117,693	3,570
Net Occupancy	9,991	9,930	61	19,863	19,756	107
Net Equipment	10,573	9,543	1,030	20,948	18,696	2,252
Data Processing	4,599	4,607	(8)	9,182	9,167	15
Professional Fees	4,651	3,542	1,109	8,534	6,800	1,734
FDIC Insurance	3,173	1,590	1,583	6,407	3,092	3,315
Other Expense:
Advertising	1,992	2,430	(438)	4,037	5,053	(1,016)
Delivery and Postage Services	1,646	1,788	(142)	3,327	3,294	33
Broker's Charges	1,009	1,251	(242)	1,858	2,714	(856)
Merchant Transaction and Card Processing Fees	1,579	1,484	95	3,232	2,937	295
Mileage Program Travel	1,094	1,156	(62)	2,187	2,352	(165)
Other	7,554	7,849	(295)	15,117	15,259	(142)
Total Other Expense	14,874	15,958	(1,084)	29,758	31,609	(1,851)
Total Noninterest Expense	$104,036	$102,939	$1,097	$215,955	$206,813	$9,142

Total salaries and benefits expense decreased by $1.6 million or 3% for the second quarter of 2023 and increased by $3.6 million or 3% for the first six months of 2023 compared to the same periods in 2022. The quarter-to-quarter decrease was primarily due to a decrease in incentive compensation, commission, and retirement and other benefits, partially offset by an increase in base salaries coupled with an increase in medical, dental, and life insurance expenses. The year-over-year change was primarily due to an increase in base salaries coupled with an increase in medical, dental, and life insurance and separation expenses, partially offset by a decrease in incentive compensation, commission, and retirement and other benefits.

Net equipment expense increased by $1.0 million or 11% for the second quarter of 2023 and by $2.3 million or 12% for the first six months compared to the same period in 2022. These increases were due to higher software license fees coupled with an increase in maintenance and depreciation expenses.

Professional fees increased by $1.1 million or 31% in the second quarter of 2023 and by $1.7 million or 26% for the first six months of 2023 compared to the same period in 2022 primarily due to an increase in legal fees coupled with an increase in outsourcing various administrative and support functions.

FDIC insurance expense increased by $1.6 million or 100% in the second quarter of 2023 and by $3.3 million or 107% for the first six months of 2023 compared to the same periods in 2022 primarily due to an increase in the initial base deposit insurance assessment rate. In May 2023, the FDIC issued a notice of proposed rulemaking (NPR). The NPR proposed an annual special assessment rate of approximately 12.5 basis points to an assessment base that would equal an Insured Depository Institution’s estimated uninsured deposits reported as of December 31, 2022, to be paid in eight quarterly installments beginning in the first quarter of 2024. If the rule is adopted as proposed, the total amount of the special assessment would be accrued and recognized as a loss in the period the rule is adopted.

Total other expense decreased by $1.1 million or 7% for the second quarter of 2023 and by $1.9 million or 6% for the first six months of 2023 compared to the same periods in 2022. These decreases were primarily due to lower broker charges, advertising, and telephone service expenses.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for Income Taxes	$15,006	$17,759	$30,937	$33,365
Effective Tax Rates	24.57%	23.80%	24.98%	23.00%

The provision for income taxes was $15.0 million in the second quarter of 2023, a decrease of $2.8 million compared to the same period in 2022. The effective tax rate for the second quarter of 2023 was 24.57% , an increase from 23.80% for the same period in 2022. The higher effective tax rate in the second quarter of 2023 compared to the same period in 2022 was primarily due to a loss of tax benefits from exiting the leverage lease business and an increase in valuation allowance.

The provision for income taxes was $30.9 million in the first six months of 2023, a decrease of $2.4 million compared to the same period in 2022. The effective tax rate for the first six months of 2023 was 24.98%, an increase from 23.00% for the same period in 2022. The higher effective tax rate for the first six months of 2023 compared to the same period in 2022 was primarily due to a loss of tax benefits from exiting the leverage lease business, an increase in valuation allowance and tax deficiency on share-based compensation.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.9 billion and $8.3 billion as of June 30, 2023, and December 31, 2022, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of June 30, 2023, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $1.4 million as of June 30, 2023, and $1.9 million as of December 31, 2022. Gross unrealized losses in our investment securities portfolio were $1.1 billion as of June 30, 2023, and December 31, 2022. The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Commercial
Commercial and Industrial	$1,502,676	$1,389,066	$113,610
Paycheck Protection Program	13,789	19,579	(5,790)
Commercial Mortgage	3,796,769	3,725,542	71,227
Construction	236,428	260,825	(24,397)
Lease Financing	62,779	69,491	(6,712)
Total Commercial	5,612,441	5,464,503	147,938
Consumer
Residential Mortgage	4,721,976	4,653,072	68,904
Home Equity	2,278,105	2,225,950	52,155
Automobile	878,767	870,396	8,371
Other [1]	423,600	432,499	(8,899)
Total Consumer	8,302,448	8,181,917	120,531
Total Loans and Leases	$13,914,889	$13,646,420	$268,469

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2023, increased by $268.5 million or 2%, from December 31, 2022, primarily due to growth from commercial and industrial loans, commercial mortgage loans, residential mortgage loans, and home equity lines of credit.

Commercial loans and leases as of June 30, 2023, increased by $147.9 million or 3% from December 31, 2022. Commercial and industrial loans increased by $113.6 million or 8% from December 31, 2022, primarily due to higher corporate demand for funding from new and existing customers. PPP loans decreased by $5.8 million, or 30% from December 31, 2022, primarily due to paydowns. Commercial mortgage loans increased by $71.2 million or 2% from December 31, 2022, primarily due to demand from new and existing customers. Construction loans decreased by $24.4 million or 9% from December 31, 2022, primarily due to paydowns. Lease financing decreased by $6.7 million, or 10% from December 31, 2022, primarily due to paydowns.

Consumer loans and leases as of June 30, 2023, increased by $120.5 million or 1% from December 31, 2022. Residential mortgage loans increased by $68.9 million or 1% from December 31, 2022. While overall production has decreased due to the higher rate environment, payoffs remain low due to existing customers having lower interest rates. Home equity portfolio increased by $52.2 million or 2% from December 31, 2022, as a result of reduced payoff levels despite lower production levels. Automobile loans and other consumer loans remained relatively unchanged from December 31, 2022.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2023
Commercial
Commercial and Industrial	$1,271,098	$145,453	$70,005	$16,120	$1,502,676
Paycheck Protection Program	10,957	2,006	401	425	13,789
Commercial Mortgage	3,306,416	286,544	203,367	442	3,796,769
Construction	236,428	—	—	—	236,428
Lease Financing	62,082	—	697	—	62,779
Total Commercial	4,886,981	434,003	274,470	16,987	5,612,441
Consumer
Residential Mortgage	4,640,840	3,500	77,142	494	4,721,976
Home Equity	2,229,576	44	48,485	—	2,278,105
Automobile	679,719	—	154,122	44,926	878,767
Other [2]	360,701	—	52,431	10,468	423,600
Total Consumer	7,910,836	3,544	332,180	55,888	8,302,448
Total Loans and Leases	$12,797,817	$437,547	$606,650	$72,875	$13,914,889
December 31, 2022
Commercial
Commercial and Industrial	$1,182,706	$127,302	$66,686	$12,372	$1,389,066
Paycheck Protection Program	15,980	2,601	485	513	19,579
Commercial Mortgage	3,226,112	288,566	210,864	—	3,725,542
Construction	260,825	—	—	—	260,825
Lease Financing	66,321	—	3,170	—	69,491
Total Commercial	4,751,944	418,469	281,205	12,885	5,464,503
Consumer
Residential Mortgage	4,576,143	—	76,376	553	4,653,072
Home Equity	2,176,848	46	49,056	—	2,225,950
Automobile	663,608	—	160,694	46,094	870,396
Other [2]	366,744	—	54,107	11,648	432,499
Total Consumer	7,783,343	46	340,233	58,295	8,181,917
Total Loans and Leases	$12,535,287	$418,515	$621,438	$71,180	$13,646,420

1
For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.
2
Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawaii.

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$107,277	$53,065	$54,212
Derivative Financial Instruments	162,753	47,717	115,036
Low-Income Housing and Other Equity Investments	183,238	175,283	7,955
Deferred Compensation Plan Assets	53,202	47,755	5,447
Prepaid Expenses	22,483	18,651	3,832
Accounts Receivable	15,250	12,168	3,082
Deferred Tax Assets	178,841	177,713	1,128
Other	43,773	41,636	2,137
Total Other Assets	$766,817	$573,988	$192,829

Total other assets increased by $192.8 million or 34% from December 31, 2022. This increase was due to a $115.0 million increase in derivative financial instruments, which was driven by the conversion of our interest rate swap portfolio from LIBOR to CME Term SOFR. CME Term SOFR swaps are not clearable via a central clearinghouse and do not require the exchange of daily payments. Previously, the exchange of these payments through a central clearinghouse would reduce the fair value of the associated derivative to approximately zero on a daily basis. The cessation of these daily payments resulted in these derivative being marked to fair value, which increased during the year due to prevailing interest rates. Federal Home Loan Bank of Des Moines stock increased by $54.2 million due to increase of stock activity. In addition, low-income housing and other equity investments increased by $8.0 million due to additional funding of existing projects.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Consumer	$10,018,931	$10,304,335	$(285,404)
Commercial	8,019,971	8,569,670	(549,699)
Public and Other	2,469,713	1,741,691	728,022
Total Deposits	$20,508,615	$20,615,696	$(107,081)

Total deposits were $20.5 billion as of June 30, 2023, a decrease of $107.1 million or 1% from December 31, 2022. Consumer deposits decreased by $285.4 million primarily due to a $740.7 million decrease in core deposits, partially offset by $455.3 million increase in time deposits. Commercial deposits decreased by $549.7 million due to a decrease of $627.4 million in core deposits, partially offset by an increase of $77.7 million in time deposits. Public and other deposits increased by $728.0 million primarily from increases of $302.1 million in core deposits and $425.9 million in time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Money Market	$3,091,684	$3,101,594	$(9,910)
Regular Savings	4,664,742	4,860,816	(196,074)
Total Savings Deposits	$7,756,426	$7,962,410	$(205,984)

The decrease in Money Market was primarily due to a decrease in consumer deposits of $44.6 million offset by $34.7 million increase in commercial deposits. The decrease in Regular Savings was due to a decrease in consumer deposits of $318.5 million partially offset by increase of $98.4 million and $24.1 million in public deposits and commercial deposits respectively.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 11
(dollars in thousands)	June 30, 2023
Remaining maturity:
Three months or less	$601,112
After three through six months	154,718
After six through twelve months	593,003
After twelve months	487,470
Total	$1,836,303

Estimated uninsured deposits totaled $10.5 billion and $10.7 billion at June 30, 2023, and December 31, 2022, respectively. As of June 30, 2023, approximately $2.4 billion of uninsured deposits were collateralized by government-backed securities.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Private Institutions	$725,000	$725,000	$—
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$725,490	$725,490	$—

Securities sold under agreements to repurchase was $725.5 million as of June 30, 2023, and December 31, 2022. As of June 30, 2023, the weighted-average maturity was 1.36 years for our repurchase agreements with government entities and 3.20 years for our repurchase agreements with private institutions. As of June 30, 2023, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.97%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Federal Home Loan Bank Advances	$1,750,000	$400,000	$1,350,000
Finance Lease Obligations	10,243	10,294	(51)
Total	$1,760,243	$410,294	$1,349,949

The FHLB advances increased by $1.4 billion from December 31, 2022, due to borrowing additional funds from the FHLB, which provided a form of fixed-rate funding that mitigates the risk of higher, longer term interest rates. As of June 30, 2023, FHLB advances totaled $1.75 billion with a weighted-average interest rate of 4.26% and weighted average maturity of 2.96 years.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022 [1]	2023	2022 [1]
Consumer Banking	$36,446	$18,913	$67,243	$33,036
Commercial Banking	31,615	30,889	65,888	59,767
Total	68,061	49,802	133,131	92,803
Treasury and Other	(22,000)	7,060	(40,228)	18,893
Consolidated Total	$46,061	$56,862	$92,903	$111,696
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $17.5 million or 93% in the second quarter of 2023 compared to the same period in 2022 primarily due to an increase in net interest income and a decrease in noninterest expense. This was partially offset by an increase in the provision for credit losses. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partially offset by lower loan spreads and lower deposit balances. The decrease in noninterest expense was primarily due to lower allocated expense related to support units. The increase in the provision for credit losses was primarily due to lower recoveries in the residential mortgage portfolio and higher net charge-offs in the installment loan portfolio, partially offset by higher recoveries in the home equity portfolio.

Net income increased by $34.2 million or 104% in the first six months of 2023 compared to the same period in 2022 primarily due to an increase in net interest income. This was partially offset by an increase in the provision for credit losses, an increase in noninterest expense, and a decrease in noninterest income. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partially offset by lower loan spreads and lower deposit balances. The increase in the provision for credit losses was primarily due to lower recoveries in the residential mortgage portfolio and higher net charge-offs in the installment loan and automobile loan portfolios. The increase in noninterest expense was primarily due to higher salaries and benefits expense. The decrease in noninterest income was primarily due to a decrease in mortgage banking income, related to a net valuation recovery to our servicing rights during the first quarter of 2022.

Commercial Banking

Net income increased by $1.2 million in the second quarter of 2023 compared to the same period in 2022 primarily due to an increase in interest income, partially offset by a decrease to noninterest income and an increase in noninterest expense and an increased tax provision. The increase in interest income is primarily due to higher spreads on noninterest bearing and time deposits, and larger average balances on time deposits and commercial mortgage loans. The increase in interest income was partially offset by a decrease in interest bearing and savings deposit spreads. The decrease in noninterest income is primarily due to decreases in loan fees, customer derivative program revenue, and account analysis fees. The decrease was partially offset by an increase in fees earned on money market sweep balances. The increase in noninterest expense was driven by higher allocated expenses from support units and increased salaries and benefits.

Net income decreased by $6.1 million in the first six months of 2023 compared to the same period in 2022 primarily due to an increase in interest income, partially offset by a decrease to noninterest income, an increase in noninterest expense, and an increased tax provision. The increase in interest income is primarily due to higher spreads on noninterest bearing and time deposits, and larger average balances on savings and time deposits and commercial mortgage loans. The increase in interest income was partially offset by a decrease in commercial and industrial spreads as well as interest bearing deposit balances and spreads. The decrease in noninterest income is primarily due to decreases in customer derivative program revenue, loan fees, and account analysis fees. The decrease was partially offset by an increase in merchant income and fees earned on money market sweep balances. The increase in noninterest expense was driven by higher allocated expenses from support units, increased salaries and benefits, and higher merchant transaction fees.

Treasury and Other

Net income decreased by $29.1 million in the second quarter of 2023 compared to the same period in 2022 primarily due to lower net interest income and higher provision for credit losses. This was partially offset by a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The increase in the Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased by $59.1 million in the first six months of 2023 compared to the same period in 2022 primarily due to lower net interest income and higher provision for credit losses. This was partially offset by a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The increase in the Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of June 30, 2023, our overall credit risk profile remains strong and reflects the continued recovery of Hawaii’s economy.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	June 30, 2023	December 31, 2022	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$17	$37	$(20)
Commercial Mortgage	3,107	3,309	(202)
Total Commercial	3,124	3,346	(222)
Consumer
Residential Mortgage	3,504	4,239	(735)
Home Equity	3,809	4,022	(213)
Total Consumer	7,313	8,261	(948)
Total Non-Accrual Loans and Leases	10,437	11,607	(1,170)
Foreclosed Real Estate	1,040	1,040	—
Total Non-Performing Assets	$11,477	$12,647	$(1,170)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,560	$2,429	$1,131
Home Equity	2,022	1,673	349
Automobile	577	589	(12)
Other [1]	633	683	(50)
Total Consumer	6,792	5,374	1,418
Total Accruing Loans and Leases Past Due 90 Days or More	$6,792	$5,374	$1,418
Total Loans and Leases	$13,914,889	$13,646,420	$268,469
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	(0.01)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.08%	0.09%	(0.01)%
Ratio of Non-Performing Assets to Total Assets	0.04%	0.05%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.06%	0.06%	—
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.10%	0.11%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.13%	—
Changes in Non-Performing Assets
Balance as of December 31, 2022	$12,647
Additions	1,668
Reductions
Payments	(1,004)
Return to Accrual Status	(1,824)
Sales of Foreclosed Real Estate
Charge-offs/Write-downs	(10)
Total Reductions	(2,838)
Balance as of June 30, 2023	$11,477

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

Residential mortgage non-accrual loans were $3.5 million as of June 30, 2023, a decrease of $735 thousand from December 31, 2022. As of June 30, 2023, our residential mortgage non-accrual loans were comprised of 17 loans with a weighted average current loan-to-value ratio of 63%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $1.0 million as of June 30, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $6.8 million as of June 30, 2023, a $1.4 million or 26% increase from December 31, 2022. The increase was primarily in residential mortgage and home equity.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$150,579	$157,264	$151,247	$164,297
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(203)	(233)	(464)	(582)
Commercial Mortgage	—	—	—	—
Consumer
Residential Mortgage	(6)	(80)	(6)	(80)
Home Equity	(5)	(22)	(55)	(90)
Automobile	(1,293)	(1,157)	(2,956)	(2,687)
Other [1]	(2,004)	(1,854)	(4,339)	(3,815)
Total Loans and Leases Charged-Off	(3,511)	(3,346)	(7,820)	(7,254)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	103	51	153	420
Consumer
Residential Mortgage	58	920	119	974
Home Equity	578	416	762	931
Automobile	777	684	1,449	1,423
Other [1]	618	644	1,292	1,389
Total Recoveries on Loans and Leases Previously Charged-Off	2,134	2,715	3,775	5,137
Net Charged-Off - Loans and Leases	(1,377)	(631)	(4,045)	(2,117)
Net Charged-Off - Accrued Interest Receivable	—	—	—	(47)
Provision for Credit Losses:
Loans and Leases	3,167	(2,885)	4,973	(7,192)
Accrued Interest Receivable	—	—	—	(367)
Unfunded Commitments	(667)	350	(473)	(476)
Total Provision for Credit Losses	2,500	(2,535)	4,500	(8,035)
Balance at End of Period	$151,702	$154,098	$151,702	$154,098
Components
Allowance for Credit Losses - Loans and Leases	$145,367	$148,512	$145,367	$148,512
Reserve for Unfunded Commitments	6,335	5,586	6,335	5,586
Total Reserve for Credit Losses	$151,702	$154,098	$151,702	$154,098
Average Loans and Leases Outstanding	$13,876,754	$12,700,825	$13,797,559	$12,496,747
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.04%	0.02%	0.06%	0.03%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.04%	1.15%	1.04%	1.15%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of June 30, 2023, the Allowance was $145.4 million or 1.04% of total loans and leases outstanding (1.05% excluding PPP loans), compared with an Allowance of $144.4 million or 1.06% of total loans and leases outstanding (1.08% excluding PPP loans) as of December 31, 2022. The Allowance as of June 30, 2023, continues to include a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases were $1.4 million or 0.04% of total average loans and leases on an annualized basis, in the second quarter of 2023 compared to net charge-offs of $0.6 million or 0.02% of total average loans and leases on an annualized basis, in the second quarter of 2022. The increase in net charge-offs on loans and leases was primarily due to lower recoveries in 2023.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.3 million as of June 30, 2023, a decrease of $0.5 million or 7% from December 31, 2022, primarily driven by higher utilization of commercial and industrial commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first six months of 2023, the provision for credit losses was $4.5 million compared to a net benefit of $8.0 million during the same period in 2022. The increase in the provision was primarily due to reduction in the allowance for credit losses in 2022 and higher net charge-offs in 2023.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates. Table 17 presents, as of June 30, 2023, and December 31, 2022, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged. Based on our net interest income simulation as of June 30, 2023, net interest income is expected to increase as interest rates rise. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of June 30, 2023, net interest income sensitivity to changes in interest rates as of June 30, 2023, was more sensitive in comparison to the sensitivity profile as of December 31, 2022.

Net Interest Income Sensitivity Profile				Table 17
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2023		December 31, 2022
Gradual Change in Interest Rates (basis points)
+200	$9,756	1.9%	$13,943	2.4%
+100	4,439	0.9	7,673	1.3
-100	(6,317)	(1.2)	(4,365)	(0.7)
Immediate Change in Interest Rates (basis points)
+200	$19,444	3.8%	$22,100	3.8%
+100	8,669	1.7	11,627	2.0
-100	(15,023)	(2.9)	(8,659)	(1.5)

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB. Our held-to-maturity securities, while not intended for sale, may also be utilized to secure borrowings from the FRB and FHLB, or in repurchase agreements. Our core deposits have historically provided us with a long-term source of stable and relatively low cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2023, we had additional borrowing capacity of $5.2 billion from the FRB and $1.4 billion from the FHLB based on the amount of collateral pledged. As of June 30, 2023, cash and cash equivalents were $1.7 billion, the carrying value of our available-for-sale investment securities was $2.7 billion, and total deposits were $20.5 billion. As of June 30, 2023, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.80 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of June 30, 2023, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since June 30, 2023, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of June 30, 2023, and December 31, 2022.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	June 30, 2023	December 31, 2022
Regulatory Capital
Total Common Shareholders’ Equity	$1,182,792	$1,141,508
Add: CECL Transitional Amount	4,749	7,124
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(24,910)	(25,078)
Net Unrealized Losses on Investment Securities [1]	(398,521)	(409,579)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,582,424	1,554,741
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,757,911	1,730,228
Allowable Reserve for Credit Losses	147,673	145,202
Total Regulatory Capital	$1,905,584	$1,875,430
Risk-Weighted Assets	$14,391,943	$14,238,798
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.00%	10.92%
Tier 1 Capital Ratio	12.21	12.15
Total Capital Ratio	13.24	13.17
Tier 1 Leverage Ratio	7.21	7.37
1 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

2 Regulatory capital ratios as of June 30, 2023 are preliminary.

As of June 30, 2023, shareholders’ equity was $1.4 billion, an increase of $41.3 million or 3% from December 31, 2022. For the first six months of 2023, net income of $92.9 million, other comprehensive income of $11.2 million, share-based compensation of $7.7 million, and common stock issuances of $3.2 million were offset by cash dividends paid of $55.9 million on common shares, common stock repurchased of $13.9 million, and cash dividends declared of $3.9 million on preferred shares. No shares of common stock were repurchased under the share repurchase program in the second quarter of 2023. We repurchased 150,000 shares under our share repurchase program in the first quarter of 2023. These shares were repurchased at an average cost per share of $65.69 and a total cost of $9.9 million. From the beginning of our share repurchase program in July 2001 through June 30, 2023, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

In January 2023, the Board of Directors authorized an additional $100.0 million for the share repurchase program. Remaining buyback authority under our share repurchase program was $126.0 million as of June 30, 2023. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2023, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend will be payable on August 1, 2023, to shareholders of record of the preferred stock at the close of business on July 17, 2023.

In July 2023, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on September 15, 2023, to shareholders of record of the common stock at the close of business on August 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments, which could have a material negative impact on our profitability and our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2023	2,353	$51.32	—	$126,038,927
May 1 - 31, 2023	—	—	—	126,038,927
June 1 - 30, 2023	406	42.59	—	126,038,927
Total	2,759	$50.03	—

1
During the second quarter of 2023, 2,759 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Item 5. Other Information

On May 8, 2023, Peter S. Ho, Chairman, CEO and President of the Company, terminated his Rule 10b5-1 trading arrangement that he previously adopted on October 26, 2022, for the sale of up to 25,000 shares of the Company’s common stock between the periods of February 10, 2023 and November 30, 2023 pursuant to pre-established trading formulas. Both the entry into and the termination of Mr. Ho’s Rule 10b5-1 trading arrangement were effected within the Company’s open trading window periods and were done in compliance with the Company’s insider trading policy.

Other than the aforementioned, during the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date:	July 24, 2023		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer