Form 10-Q
period 2023-09-30
BANK OF HAWAII CORP
filed 2023-10-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

As of October 17, 2023, there were 39,750,569 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest Income
Interest and Fees on Loans and Leases	$151,245	$115,013	$432,287	$311,115
Income on Investment Securities
Available-for-Sale	23,552	16,995	70,746	52,079
Held-to-Maturity	22,838	20,243	70,161	57,782
Deposits	18	10	63	19
Funds Sold	12,828	2,335	22,589	3,181
Other	1,464	322	4,182	877
Total Interest Income	211,945	154,918	600,028	425,053
Interest Expense
Deposits	72,153	10,296	163,726	16,184
Securities Sold Under Agreements to Repurchase	4,034	2,745	14,847	8,311
Funds Purchased	—	40	888	99
Short-Term Borrowings	—	—	5,713	92
Other Debt	14,821	182	33,614	547
Total Interest Expense	91,008	13,263	218,788	25,233
Net Interest Income	120,937	141,655	381,240	399,820
Provision for Credit Losses	2,000	—	6,500	(8,000)
Net Interest Income After Provision for Credit Losses	118,937	141,655	374,740	407,820
Noninterest Income
Trust and Asset Management	10,548	10,418	32,453	33,151
Mortgage Banking	1,059	1,002	3,239	4,989
Service Charges on Deposit Accounts	7,843	7,526	23,167	22,107
Fees, Exchange, and Other Service Charges	13,824	13,863	41,782	41,008
Investment Securities Losses, Net	(6,734)	(2,147)	(9,836)	(4,987)
Annuity and Insurance	1,156	1,034	3,465	2,695
Bank-Owned Life Insurance	2,749	2,486	8,467	7,493
Other	19,889	(3,522)	31,589	9,913
Total Noninterest Income	50,334	30,660	134,326	116,369
Noninterest Expense
Salaries and Benefits	58,825	59,938	180,088	177,631
Net Occupancy	10,327	10,186	30,190	29,942
Net Equipment	9,477	9,736	30,425	28,432
Data Processing	4,706	4,616	13,888	13,783
Professional Fees	3,846	3,799	12,380	10,599
FDIC Insurance	3,361	1,680	9,768	4,772
Other	15,059	15,794	44,817	47,403
Total Noninterest Expense	105,601	105,749	321,556	312,562
Income Before Provision for Income Taxes	63,670	66,566	187,510	211,627
Provision for Income Taxes	15,767	13,765	46,704	47,130
Net Income	$47,903	$52,801	$140,806	$164,497
Preferred Stock Dividends	1,969	1,969	5,908	5,908
Net Income Available to Common Shareholders	$45,934	$50,832	$134,898	$158,589
Basic Earnings Per Common Share	$1.17	$1.28	$3.44	$4.00
Diluted Earnings Per Common Share	$1.17	$1.28	$3.42	$3.98
Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10
Basic Weighted Average Common Shares	39,274,626	39,567,047	39,264,450	39,670,409
Diluted Weighted Average Common Shares	39,420,531	39,758,209	39,392,433	39,848,795

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$47,903	$52,801	$140,806	$164,497
Other Comprehensive Loss, Net of Tax:
Net Unrealized Losses on Investment Securities	(18,264)	(79,600)	(7,205)	(382,371)
Defined Benefit Plans	84	354	252	1,059
Total Other Comprehensive Loss	(18,180)	(79,246)	(6,953)	(381,312)
Comprehensive Income (Loss)	$29,723	$(26,445)	$133,853	$(216,815)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Interest-Bearing Deposits in Other Banks	$4,676	$3,724
Funds Sold	386,086	81,364
Investment Securities
Available-for-Sale	2,387,324	2,844,823
Held-to-Maturity (Fair Value of $4,104,469 and $4,615,393)	5,088,013	5,414,139
Loans Held for Sale	1,450	1,035
Loans and Leases	13,919,491	13,646,420
Allowance for Credit Losses	(145,263)	(144,439)
Net Loans and Leases	13,774,228	13,501,981
Total Earning Assets	21,641,777	21,847,066
Cash and Due From Banks	261,464	316,679
Premises and Equipment, Net	196,094	206,777
Operating Lease Right-of-Use Assets	86,896	92,307
Accrued Interest Receivable	65,541	61,002
Foreclosed Real Estate	1,040	1,040
Mortgage Servicing Rights	21,273	22,619
Goodwill	31,517	31,517
Bank-Owned Life Insurance	458,260	453,882
Other Assets	785,923	573,988
Total Assets	$23,549,785	$23,606,877
Liabilities
Deposits
Noninterest-Bearing Demand	$5,687,442	$6,714,982
Interest-Bearing Demand	3,925,469	4,232,567
Savings	8,530,384	7,962,410
Time	2,659,014	1,705,737
Total Deposits	20,802,309	20,615,696
Securities Sold Under Agreements to Repurchase	150,490	725,490
Other Debt	560,217	410,294
Operating Lease Liabilities	95,453	100,526
Retirement Benefits Payable	26,074	26,991
Accrued Interest Payable	33,434	9,698
Taxes Payable	6,965	7,104
Other Liabilities	511,003	394,083
Total Liabilities	22,185,945	22,289,882
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: September 30, 2023 and December 31, 2022 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2023 -58,767,820 / 39,748,700 and December 31, 2022 -58,733,625 / 39,835,750)	583	582
Capital Surplus	632,425	620,578
Accumulated Other Comprehensive Loss	(441,611)	(434,658)
Retained Earnings	2,108,702	2,055,912
Treasury Stock, at Cost (Shares: September 30, 2023 - 19,019,120 and December 31, 2022 - 18,897,875)	(1,116,259)	(1,105,419)
Total Shareholders’ Equity	1,363,840	1,316,995
Total Liabilities and Shareholders’ Equity	$23,549,785	$23,606,877

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	46,842	—	46,842
Other Comprehensive Income	—	—	—	—	—	29,360	—	—	29,360
Share-Based Compensation	—	—	—	—	3,371	—	—	—	3,371
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	13,164	1	177	—	1,587	(197)	1,568
Common Stock Repurchased	—	—	(202,408)	—	—	—	—	(13,793)	(13,793)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,944)	—	(27,944)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2023	180,000	$180,000	39,646,506	$583	$624,126	$(405,298)	$2,074,428	$(1,119,409)	$1,354,430
Net Income	—	—	—	—	—	—	46,061	—	46,061
Other Comprehensive Loss	—	—	—	—	—	(18,133)	—	—	(18,133)
Share-Based Compensation	—	—	—	—	4,301	—	—	—	4,301
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	81,601	—	(225)	—	699	1,183	1,657
Common Stock Repurchased	—	—	(2,759)	—	—	—	—	(138)	(138)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,930)	—	(27,930)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2023	180,000	$180,000	39,725,348	$583	$628,202	$(423,431)	$2,091,289	$(1,118,364)	$1,358,279

Net Income	—	—	—	—	—	—	47,903	—	47,903
Other Comprehensive Loss	—	—	—	—	—	(18,180)	—	—	(18,180)
Share-Based Compensation	—	—	—	—	4,307	—	—	—	4,307
Preferred Stock Issued, Net	—	—	—	—	—	—	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	26,275	—	(84)	—	(571)	2,230	1,575
Common Stock Repurchased	—	—	(2,923)	—	—	—	—	(125)	(125)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,950)	—	(27,950)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of September 30, 2023	180,000	$180,000	39,748,700	$583	$632,425	$(441,611)	$2,108,702	$(1,116,259)	$1,363,840

Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock			—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

Net Income	—	—	—	—	—	—	56,862	—	56,862
Other Comprehensive Loss	—	—	—	—	—	(122,295)	—	—	(122,295)
Share-Based Compensation	—	—	—	—	4,162	—	—	—	4,162
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	30,442	—	471	—	531	661	1,663
Common Stock Repurchased	—	—	(136,148)	—	—	—	—	(10,353)	(10,353)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,209)	—	(28,209)
Cash Dividends Declared Preferred Stock							(1,969)		(1,969)
Balance as of June 30, 2022	180,000	$180,000	40,182,659	$582	$611,694	$(368,448)	$2,002,005	$(1,077,087)	$1,348,746

Net Income	—	—	—	—	—	—	52,801	—	52,801
Other Comprehensive Loss	—	—	—	—	—	(79,246)	—	—	(79,246)
Share-Based Compensation	—	—	—	—	3,775	—	—	—	3,775
Preferred Stock Issued, Net	—	—	—	—	—	—	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	19,741	—	516	—	(91)	1,192	1,617
Common Stock Repurchased	—	—	(190,927)	—	—	—	—	(15,235)	(15,235)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,105)	—	(28,105)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of September 30, 2022	180,000	$180,000	40,011,473	$582	$615,985	$(447,694)	$2,024,641	$(1,091,130)	$1,282,384

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
Operating Activities
Net Income	$140,806	$164,497
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	6,500	(8,000)
Depreciation and Amortization	16,219	15,947
Amortization of Deferred Loan and Lease Costs (Fees), Net	580	(501)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	10,019	16,971
Amortization of Operating Lease Right-of-Use Assets	8,816	8,939
Share-Based Compensation	11,979	11,947
Benefit Plan Contributions	(1,474)	(1,236)
Deferred Income Taxes	(2,041)	(6,840)
Loss on Agreement to Sell Assets That Will Terminate Certain Leveraged Leases	—	6,918
Net Gains on Sales of Loans and Leases	(1,688)	(3,365)
Net Losses on Sales of Investment Securities	9,836	4,987
Proceeds from Sales of Loans Held for Sale	39,999	122,404
Originations of Loans Held for Sale	(40,734)	(95,024)
Net Tax (Deficiency) Benefits from Share-Based Compensation	(490)	158
Net Change in Other Assets and Other Liabilities	(73,757)	31,065
Net Cash Provided by Operating Activities	124,570	268,867

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	407,947	597,452
Purchases	(396)	(556,813)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	339,563	517,448
Purchases	—	(15,240)
Net Change in Loans and Leases	(277,860)	(1,070,567)
Purchases of Premises and Equipment	(5,536)	(24,805)
Net Cash Provided by (Used in) Investing Activities	463,718	(552,525)

Financing Activities
Net Change in Deposits	186,613	528,665
Net Change in Short-Term Borrowings	(575,000)	(25,000)
Proceeds from Long-Term Debt	1,350,000	—
Repayments of Long-Term Debt	(1,200,077)	(72)
Proceeds from Issuance of Common Stock	4,423	5,315
Repurchase of Common Stock	(14,056)	(39,548)
Cash Dividends Paid on Common Stock	(83,824)	(84,579)
Cash Dividends Paid on Preferred Stock	(5,908)	(5,908)
Net Cash (Used in) Provided by Financing Activities	(337,829)	378,873
Net Change in Cash and Cash Equivalents	250,459	95,215
Cash and Cash Equivalents at Beginning of Period	401,767	560,434
Cash and Cash Equivalents at End of Period	$652,226	$655,649
Supplemental Information
Cash Paid for Interest	$195,051	$24,326
Cash Paid for Income Taxes	39,471	38,467
Non-Cash Investing and Financing Activities:
Transfer of Investment Securities from Available-for-Sale to Held-to-Maturity	—	1,275,043
Transfer from Loans to Foreclosed Real Estate	567	—
Transfer from Loans to Loans Held for Sale	—	380
Transfer from Loans Held for Sale to Loans	569	—

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

Note 2. Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	September 30, 2023
Interest-Bearing Deposits in Other Banks	$4,676
Funds Sold	386,086
Cash and Due From Banks	261,464
Total Cash and Cash Equivalents	$652,226

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$228,181	$408	$(15,133)	$213,456
Debt Securities Issued by States and Political Subdivisions	73,722	—	(13,120)	60,602
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,757	—	(117)	1,640
Debt Securities Issued by Corporations	706,693	7	(57,560)	649,140
Mortgage-Backed Securities:
Residential - Government Agencies	740,652	101	(108,806)	631,947
Residential - U.S. Government-Sponsored Enterprises	841,441	—	(142,092)	699,349
Commercial - Government Agencies or Sponsored Agencies	159,647	—	(28,457)	131,190
Total Mortgage-Backed Securities	1,741,740	101	(279,355)	1,462,486
Total	$2,752,093	$516	$(365,285)	$2,387,324
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,710	$—	$(20,301)	$111,409
Debt Securities Issued by Corporations	11,788	—	(2,582)	9,206
Mortgage-Backed Securities:
Residential - Government Agencies	1,712,317	—	(330,120)	1,382,197
Residential - U.S. Government-Sponsored Enterprises	2,794,307	5	(519,138)	2,275,174
Commercial - Government Agencies or Sponsored Agencies	437,891	—	(111,408)	326,483
Total Mortgage-Backed Securities	4,944,515	5	(960,666)	3,983,854
Total	$5,088,013	$5	$(983,549)	$4,104,469
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,335	$638	$(15,067)	$233,906
Debt Securities Issued by States and Political Subdivisions	107,689	158	(12,582)	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	—	(179)	48,628
Debt Securities Issued by Corporations	850,585	809	(56,736)	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	245	(96,215)	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	1	(126,110)	793,871
Commercial - Government Agencies or Sponsored Agencies	168,242	—	(22,575)	145,667
Total Mortgage-Backed Securities	1,917,020	246	(244,900)	1,672,366
Total	$3,172,436	$1,851	$(329,464)	$2,844,823
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,619	$—	$(18,202)	$113,417
Debt Securities Issued by Corporations	17,014	—	(2,534)	14,480
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	35	(294,047)	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	8	(397,055)	2,571,275
Commercial - Government Agencies or Sponsored Agencies	448,945	—	(86,951)	361,994
Total Mortgage-Backed Securities	5,265,506	43	(778,053)	4,487,496
Total	$5,414,139	$43	$(798,789)	$4,615,393

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $9.9 million and $11.7 million as of September 30, 2023, and December 31, 2022, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $10.1 million and $9.2 million as of September 30, 2023, and December 31, 2022, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2023. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$1,798	$1,768
Due After One Year Through Five Years	332,832	309,375
Due After Five Years Through Ten Years	598,290	537,433
Due After Ten Years	6,380	4,866
	939,300	853,442
Debt Securities Issued by Government Agencies	71,053	71,396
Mortgage-Backed Securities:
Residential - Government Agencies	740,652	631,947
Residential - U.S. Government-Sponsored Enterprises	841,441	699,349
Commercial - Government Agencies or Sponsored Agencies	159,647	131,190
Total Mortgage-Backed Securities	1,741,740	1,462,486
Total	$2,752,093	$2,387,324
Held-to-Maturity:
Due in One Year or Less	966	943
Due After One Year Through Five Years	82,244	71,390
Due After Five Year Through Ten Years	60,288	48,282
	143,498	120,615
Mortgage-Backed Securities:
Residential - Government Agencies	1,712,317	1,382,197
Residential - U.S. Government-Sponsored Enterprises	2,794,307	2,275,174
Commercial - Government Agencies or Sponsored Agencies	437,891	326,483
Total Mortgage-Backed Securities	4,944,515	3,983,854
Total	$5,088,013	$4,104,469

Investment securities with carrying values of $7.2 billion and $4.1 billion as of September 30, 2023, and December 31, 2022, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three and nine months ended September 30, 2023, and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross Gains on Sales of Investment Securities	$145	$—	$145	$—
Gross Losses on Sales of Investment Securities	(6,879)	(2,147)	(9,981)	(4,987)
Total Losses on Sales of Investment Securities	$(6,734)	$(2,147)	$(9,836)	$(4,987)

Although the Company had the ability to hold its investment securities until maturity, during the three months ended September 30, 2023, it made the strategic decision to reduce the size of its AFS portfolio by selling various corporate and municipal bonds which resulted in a realized loss of $4.6 million.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$8,272	$(24)	$150,513	$(15,109)	$158,785	$(15,133)
Debt Securities Issued by States and Political Subdivisions	236	(8)	60,152	(13,112)	60,388	(13,120)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,639	(117)	1,639	(117)
Debt Securities Issued by Corporations	322,435	(2,565)	301,697	(54,995)	624,132	(57,560)
Mortgage-Backed Securities:
Residential - Government Agencies	11,455	(70)	616,352	(108,736)	627,807	(108,806)
Residential - U.S. Government-Sponsored Enterprises	330	(7)	699,020	(142,085)	699,350	(142,092)
Commercial - Government Agencies or Sponsored Agencies	—	—	131,189	(28,457)	131,189	(28,457)
Total Mortgage-Backed Securities	11,785	(77)	1,446,561	(279,278)	1,458,346	(279,355)
Total	$342,728	$(2,674)	$1,960,562	$(362,611)	$2,303,290	$(365,285)

December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$28,574	$(1,118)	$127,841	$(13,949)	$156,415	$(15,067)
Debt Securities Issued by States and Political Subdivisions	11,341	(1,240)	49,985	(11,342)	61,326	(12,582)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,825	(108)	803	(71)	48,628	(179)
Debt Securities Issued by Corporations	438,225	(7,995)	284,350	(48,741)	722,575	(56,736)
Mortgage-Backed Securities:
Residential - Government Agencies	386,809	(30,492)	340,824	(65,723)	727,633	(96,215)
Residential - U.S. Government-Sponsored Enterprises	194,684	(22,294)	598,986	(103,816)	793,670	(126,110)
Commercial - Government Agencies or Sponsored Agencies	98,694	(13,247)	46,973	(9,328)	145,667	(22,575)
Total Mortgage-Backed Securities	680,187	(66,033)	986,783	(178,867)	1,666,970	(244,900)
Total	$1,206,152	$(76,494)	$1,449,762	$(252,970)	$2,655,914	$(329,464)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2023, which were comprised of 399 individual securities, represent a credit loss impairment. As of September 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of September 30, 2023.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2023, and September 30, 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Taxable	$46,367	$37,231	$140,718	$109,830
Non-Taxable	23	7	189	31
Total Interest Income from Investment Securities	$46,390	$37,238	$140,907	$109,861

As of September 30, 2023, and December 31, 2022, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal Home Loan Bank of Des Moines Stock	$32,000	$26,000
Federal Reserve Bank Stock	27,400	27,065
Total	$59,400	$53,065

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
Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2023, and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial
Commercial and Industrial	$1,569,572	$1,389,066
Paycheck Protection Program	12,529	19,579
Commercial Mortgage	3,784,339	3,725,542
Construction	251,507	260,825
Lease Financing	61,522	69,491
Total Commercial	5,679,469	5,464,503
Consumer
Residential Mortgage	4,699,140	4,653,072
Home Equity	2,285,974	2,225,950
Automobile	856,113	870,396
Other [2]	398,795	432,499
Total Consumer	8,240,022	8,181,917
Total Loans and Leases	$13,919,491	$13,646,420

1.
Comprised of other revolving credit, installment, and lease financing.

Most of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate located in the State of Hawaii.

Net gain related to sales of residential mortgage loans, recorded as a component of mortgage banking income were less than $0.1 million for the three months ended September 30, 2023, and September 30, 2022, and $0.3 million and $0.2 million for the nine months ended September 30, 2023, and September 30, 2022, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2023, and December 31, 2022, AIR for loans totaled $45.0 million and $40.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2023, and September 30, 2022.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,941	$81,426	$145,367
Loans and Leases Charged-Off	(294)	(3,323)	(3,617)
Recoveries on Loans and Leases Previously Charged-Off	72	1,496	1,568
Net Loans and Leases Recovered (Charged-Off)	(222)	(1,827)	(2,049)
Provision for Credit Losses	4,283	(2,338)	1,945
Balance at End of Period	$68,002	$77,261	$145,263
Nine Months Ended September 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(758)	(10,679)	(11,437)
Recoveries on Loans and Leases Previously Charged-Off	225	5,118	5,343
Net Loans and Leases Recovered (Charged-Off)	(533)	(5,561)	(6,094)
Provision for Credit Losses	4,635	2,283	6,918
Balance at End of Period	$68,002	$77,261	$145,263
Three Months Ended September 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$61,826	$86,686	$148,512
Loans and Leases Charged-Off	(147)	(2,718)	(2,865)
Recoveries on Loans and Leases Previously Charged-Off	45	1,673	1,718
Net Loans and Leases Recovered (Charged-Off)	(102)	(1,045)	(1,147)
Provision for Credit Losses	157	(1,086)	(929)
Balance at End of Period	$61,881	$84,555	$146,436
Nine Months Ended September 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(729)	(9,390)	(10,119)
Recoveries on Loans and Leases Previously Charged-Off	465	6,390	6,855
Net Loans and Leases Recovered (Charged-Off)	(264)	(3,000)	(3,264)
Provision for Credit Losses	(2,805)	(5,316)	(8,121)
Balance at End of Period	$61,881	$84,555	$146,436

The wildfires that occurred on Maui in August 2023 caused widespread destruction on the island of Maui. The Company’s Allowance as of September 30, 2023, considered the impact the wildfires had on the local community, while also giving the necessary consideration to the insurance coverage and value of any underlying collateral, in addition to the improved economic outlook for the rest of the State of Hawaii.

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

For Pass rated credits, risk ratings are certified at a minimum annually. For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2023
Commercial
Commercial and Industrial
Pass	$277,427	$271,993	$242,363	$152,581	$42,673	$82,144	$369,945	$483	$1,439,609
Special Mention	42,774	5,157	-	-	695	-	39,956	-	88,582
Classified	11,911	2,784	7,960	6,638	-	8,245	3,828	15	41,381
Total Commercial and Industrial	$332,112	$279,934	$250,323	$159,219	$43,368	$90,389	$413,729	$498	$1,569,572
Paycheck Protection Program
Pass	$-	$-	$2,445	$10,084	$-	$-	$-	$-	$12,529
Total Paycheck Protection Program	$-	$-	$2,445	$10,084	$-	$-	$-	$-	$12,529
Commercial Mortgage
Pass	$756,211	$1,004,342	$713,794	$441,404	$247,429	$435,257	$42,790	$-	$3,641,227
Special Mention	30,463	61,654	-	3,908	307	13,551	-	-	109,883
Classified	2,996	162	1,342	13,139	233	15,357	-	-	33,229
Total Commercial Mortgage	$789,670	$1,066,158	$715,136	$458,451	$247,969	$464,165	$42,790	$-	$3,784,339
Construction
Pass	$20,606	$132,155	$76,109	$2,820	$16,101	$297	$3,419	$-	$251,507
Total Construction	$20,606	$132,155	$76,109	$2,820	$16,101	$297	$3,419	$-	$251,507
Lease Financing
Pass	$7,046	$13,905	$14,570	$9,160	$6,787	$8,646	$-	$-	$60,114
Classified	627	54	125	102	-	500	-	-	1,408
Total Lease Financing	$7,673	$13,959	$14,695	$9,262	$6,787	$9,146	$-	$-	$61,522
Total Commercial	$1,150,061	$1,492,206	$1,058,708	$639,836	$314,225	$563,997	$459,938	$498	$5,679,469
Consumer
Residential Mortgage
Pass	$267,172	$799,565	$1,257,550	$988,296	$306,197	$1,078,785	$-	$-	$4,697,565
Classified	-	-	-	-	-	1,575	-	-	1,575
Total Residential Mortgage	$267,172	$799,565	$1,257,550	$988,296	$306,197	$1,080,360	$-	$-	$4,699,140
Home Equity
Pass	$-	$-	$-	$-	$-	$44	$2,242,699	$40,870	$2,283,613
Classified	-	-	-	-	-	-	1,291	1,070	2,361
Total Home Equity	$-	$-	$-	$-	$-	$44	$2,243,990	$41,940	$2,285,974
Automobile
Pass	$205,059	$326,054	$164,714	$73,234	$55,196	$31,464	$-	$-	$855,721
Classified	39	59	149	56	6	83	-	-	392
Total Automobile	$205,098	$326,113	$164,863	$73,290	$55,202	$31,547	$-	$-	$856,113
Other[1]
Pass	$74,075	$150,228	$99,977	$16,432	$21,154	$34,871	$1,415	$-	$398,152
Classified	118	158	161	21	85	100	-	-	643
Total Other	$74,193	$150,386	$100,138	$16,453	$21,239	$34,971	$1,415	$-	$398,795
Total Consumer	$546,463	$1,276,064	$1,522,551	$1,078,039	$382,638	$1,146,922	$2,245,405	$41,940	$8,240,022
Total Loans and Leases	$1,696,524	$2,768,270	$2,581,259	$1,717,875	$696,863	$1,710,919	$2,705,343	$42,438	$13,919,491

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the nine months ended September 30, 2023, $7.4 million of revolving loans were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2023, and December 31, 2022.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of September 30, 2023
Commercial
Commercial and Industrial	$661	$453	$—	$43	$1,157	$1,568,415	$1,569,572	$43
Paycheck Protection Program	—	—	—	—	—	12,529	12,529	—
Commercial Mortgage	—	—	—	2,996	2,996	3,781,343	3,784,339	2,996
Construction	—	—	—	—	—	251,507	251,507	—
Lease Financing	—	—	—	—	—	61,522	61,522	—
Total Commercial	661	453	—	3,039	4,153	5,675,316	5,679,469	3,039
Consumer
Residential Mortgage	3,176	877	3,519	3,706	11,278	4,687,862	4,699,140	765
Home Equity	3,407	1,750	2,172	3,734	11,063	2,274,911	2,285,974	740
Automobile	10,072	1,089	393	—	11,554	844,559	856,113	—
Other [1]	2,311	1,036	643	—	3,990	394,805	398,795	—
Total Consumer	18,966	4,752	6,727	7,440	37,885	8,202,137	8,240,022	1,505
Total	$19,627	$5,205	$6,727	$10,479	$42,038	$13,877,453	$13,919,491	$4,544

As of December 31, 2022
Commercial
Commercial and Industrial	$252	$9	$—	$37	$298	$1,388,768	$1,389,066	$37
Paycheck Protection Program	—	—	—	—	—	19,579	19,579	—
Commercial Mortgage	—	—	—	3,309	3,309	3,722,233	3,725,542	3,309
Construction	—	—	—	—	—	260,825	260,825	—
Lease Financing	—	—	—	—	—	69,491	69,491	—
Total Commercial	252	9	—	3,346	3,607	5,460,896	5,464,503	3,346
Consumer
Residential Mortgage	3,016	721	2,429	4,239	10,405	4,642,667	4,653,072	1,729
Home Equity	1,639	960	1,673	4,022	8,294	2,217,656	2,225,950	664
Automobile	13,293	1,988	589	—	15,870	854,526	870,396	—
Other [1]	2,318	1,302	683	—	4,303	428,196	432,499	—
Total Consumer	20,266	4,971	5,374	8,261	38,872	8,143,045	8,181,917	2,393
Total	$20,518	$4,980	$5,374	$11,607	$42,479	$13,603,941	$13,646,420	$5,739

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of September 30, 2023, and December 31, 2022.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$43	$—	$43	$37	$—	$37
Commercial Mortgage	—	2,996	2,996	—	3,309	3,309
Total Commercial	43	2,996	3,039	37	3,309	3,346
Consumer
Residential Mortgage	3,706	—	3,706	4,239	—	4,239
Home Equity	3,734	—	3,734	4,022	—	4,022
Total Consumer	7,440	—	7,440	8,261	—	8,261
Total	$7,483	$2,996	$10,479	$8,298	$3,309	$11,607

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and nine months ended September 30, 2023.

							%
			Payment	Term			of
			Delay	Extension and			Total
		Interest	and	Interest			Class of
	Term	Rate	Term	Rate	Payment		Loans and
(dollars in thousands)	Extension	Reduction	Extension	Reduction	Delay	Total	Leases
Three Months Ended September 30, 2023
Commercial
Commercial and Industrial	$19	$—	$—	$—	$—	$19	0.00%
Total Commercial	19	—	—	—	—	19	0.00%
Consumer
Residential Mortgage	—	—	—	—	715	715	0.02%
Automobile	3,231	—	—	—	—	3,231	0.38%
Other[1]	373	—	—	—	—	373	0.09%
Total Consumer	3,604	—	—	—	715	4,319	0.05%
Total Loans and Leases	$3,623	$—	$—	$—	$715	$4,338	0.03%

Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	$109	$—	$6,102	$—	$—	$6,211	0.40%
Commercial Mortgage	—	946	—	—	—	946	0.02%
Total Commercial	109	946	6,102	—	—	7,157	0.13%
Consumer
Residential Mortgage	132	—	—	—	715	847	0.02%
Home Equity	136	—	—	—	—	136	0.01%
Automobile	7,428	—	—	—	—	7,428	0.87%
Other[1]	732	—	—	—	—	732	0.18%
Total Consumer	8,428	—	—	—	715	9,143	0.11%
Total Loans and Leases	$8,537	$946	$6,102	$—	$715	$16,300	0.12%

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Weighted-Average	Weighted-Average	Weighted-Average
	Months of	Payment	Interest Rate
(dollars in thousands)	Term Extension	Deferral	Reduction
Three Months Ended September 30, 2023
Commercial
Commercial and Industrial	31	$—	—%
Commercial Mortgage	—	—	2.50%
Consumer
Residential Mortgage	—	5	—
Home Equity	—	—	—
Automobile	22	—	—
Other[1]	23	—	—

Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	6	$1,159	—%
Commercial Mortgage	—	—	2.50
Consumer
Residential Mortgage	58	5	—
Home Equity	60	—	—
Automobile	23	—	—
Other[1]	22	—	—

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2023.

	Term	Payment
(dollars in thousands)	Extension	Delay	Total
Three Months Ended September 30, 2023
Consumer
Residential Mortgage	$—	$715	$715
Automobile	10	—	10
Total Consumer	10	715	725
Total Loans and Leases	$10	$715	$725

Nine Months Ended September 30, 2023
Consumer
Residential Mortgage	$—	$715	$715
Automobile	140	—	140
Other[1]	65	—	65
Total Consumer	205	715	920
Total Loans and Leases	$205	$715	$920

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of September 30, 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of September 30, 2023
Commercial
Commercial and Industrial	$6,121	$90	$—	$—	$—	$6,211
Commercial Mortgage	946	—	—	—	—	946
Total Commercial	7,067	90	—	—	—	7,157
Consumer
Residential Mortgage	—	—	—	—	847	847
Home Equity	136	—	—	—	—	136
Automobile	6,505	793	102	28	—	7,428
Other[1]	584	95	31	22	—	732
Total Consumer	7,225	888	133	50	847	9,143
Total Loans and Leases	14,292	$978	$133	$50	$847	$16,300

1 Comprised of other revolving credit, installment and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and nine months ended September 30, 2023.

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended September 30, 2023
Commercial
Commercial and Industrial	$162	$—	$—	$84	$—	$48	$294
Total Commercial	162	—	—	84	—	48	294
Consumer
Residential Mortgage	—	—	—	—	—	—	—
Home Equity	—	—	—	—	13	—	13
Automobile	134	358	309	145	246	161	1,353
Other[1]	455	510	360	114	238	280	1,957
Total Consumer	589	868	669	259	497	441	3,323
Total	$751	$868	$669	$343	$497	$489	$3,617

Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	$347	$188	$—	$84	$—	$139	$758
Total Commercial	347	188	—	84	—	139	758
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	13	55	68
Automobile	134	1,229	1,053	481	610	802	4,309
Other [1]	813	1,844	1,371	316	952	1,000	6,296
Total Consumer	947	3,073	2,424	797	1,575	1,863	10,679
Total	$1,294	$3,261	$2,424	$881	$1,575	$2,002	$11,437

1 Comprised of other revolving credit, installment and lease financing.
Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.7 million as of September 30, 2023.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of September 30, 2023, and $2.6 billion as of December 31, 2022. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million and $1.5 million for the three months ended September 30, 2023, and September 30, 2022, respectively, and $4.2 million and $4.5 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2023, and September 30, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$695	$747	$717	$800
Change in Fair Value Due to Payoffs	(10)	(15)	(32)	(68)
Balance at End of Period	$685	$732	$685	$732

For the three and nine months ended September 30, 2023, and September 30, 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$20,931	$22,793	$21,902	$21,451
Servicing Rights that Resulted From Asset Transfers	206	160	382	1,115
Amortization	(549)	(581)	(1,696)	(2,023)
Valuation Allowance Recovery (Provision)	—	—	—	1,829
Balance at End of Period	$20,588	$22,372	$20,588	$22,372

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$(1,829)
Valuation Allowance Recovery (Provision)	—	—	—	1,829
Balance at End of Period	$—	$—	$—	$—
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,327	$28,314	$27,323	$21,451
End of Period	$26,423	$27,678	$26,423	$27,678

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Weighted-Average Constant Prepayment Rate [1]	3.81%	4.02%
Weighted-Average Life (in years)	9.65	9.64
Weighted-Average Note Rate	3.65%	3.60%
Weighted-Average Discount Rate [2]	10.13%	9.93%

1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2023, and December 31, 2022, is presented in the following table.

(dollars in thousands)	September 30, 2023	December 31, 2022
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(280)	$(346)
Decrease in fair value from 50 bps adverse change	(602)	(686)
Discount Rate
Decrease in fair value from 25 bps adverse change	(302)	(316)
Decrease in fair value from 50 bps adverse change	(597)	(626)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $188.4 million and $174.5 million as of September 30, 2023, and December 31, 2022, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2023, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2023	$15,708
2024	24,749
2025	32,334
2026	258
2027	154
Thereafter	12,829
Total Unfunded Commitments	$86,032

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2023, and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,457	$1,520	$4,372	$4,586
Amortization Expense in Provision for Income Taxes	1,333	1,296	3,998	3,889
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$3,696	$3,802	$14,572	$11,381
Amortization Expense in Provision for Income Taxes	3,203	3,331	12,630	9,860

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2023, and September 30, 2022.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2023, and December 31, 2022, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$490	$—	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	—	1,792	1,792
Residential - U.S. Government-Sponsored Enterprises	—	—	—	148,208	148,208
Total	$—	$—	$490	$150,000	$150,490
December 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	28,673	—	28,673
Residential - U.S. Government-Sponsored Enterprises	—	—	396,327	300,000	696,327
Total	$—	$—	$425,000	$300,490	$725,490

In September 2023, the Company terminated repurchase agreements with three private institutions, with an aggregate outstanding balance of $425.0 million. The termination of these repurchase agreements resulted in a $14.7 million gain on debt extinguishment, which is reflected in other noninterest income in the consolidated statements of income. Additionally, during the three months ended September 30, 2023, a private institution exercised their call right on two repurchase agreements totaling $150.0 million and as a result the agreements were terminated.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2023, and December 31, 2022. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$201,610	$—	$201,610	$201,610	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	755	—	$755	755	—	—
Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—
December 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$42,339	$—	$42,339	$42,339	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	3,554	—	3,554	3,554	—	—
Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—

1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $24.8 million and $34.8 million as of September 30, 2023, and December 31, 2022, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $153.8 million and $755.9 million as of September 30, 2023, and December 31, 2022, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million and $0.8 million as of September 30, 2023, and December 31, 2022, respectively.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2023, and September 30, 2022:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(38,035)	$(11,439)	$(26,596)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,787	1,800	4,987
Net Unrealized Gains (Losses) on Investment Securities	(26,666)	(8,402)	(18,264)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	177	46	131
Amortization of Prior Service Credit	(62)	(15)	(47)
Defined Benefit Plans, Net	115	31	84
Other Comprehensive Income (Loss)	$(26,551)	$(8,371)	$(18,180)

Three Months Ended September 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(111,338)	$(29,506)	$(81,832)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	3,037	805	2,232
Net Unrealized Gains (Losses) on Investment Securities	(108,301)	(28,701)	(79,600)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	143	399
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	481	127	354
Other Comprehensive Income (Loss)	$(107,820)	$(28,574)	$(79,246)

Nine Months Ended September 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(36,702)	$(11,086)	$(25,616)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	20,500	5,434	15,066
Net Unrealized Gains (Losses) on Investment Securities	(11,620)	(4,415)	(7,205)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	528	140	388
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	344	92	252
Other Comprehensive Income (Loss)	$(11,276)	$(4,323)	$(6,953)

Nine Months Ended September 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(523,365)	$(138,715)	$(384,650)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	3,100	821	2,279
Net Unrealized Gains (Losses) on Investment Securities	(520,265)	(137,894)	(382,371)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,626	431	1,195
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	1,442	383	1,059
Other Comprehensive Income (Loss)	$(518,823)	$(137,511)	$(381,312)

1
These amounts relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2023, and September 30, 2022:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2023
Balance at Beginning of Period	$(239,803)	$(158,718)	$(24,910)	$(423,431)
Other Comprehensive Income (Loss) Before Reclassifications	(26,596)	—	—	(26,596)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	4,987	84	8,416
Total Other Comprehensive Income (Loss)	(23,251)	4,987	84	(18,180)
Balance at End of Period	$(263,054)	$(153,731)	$(24,826)	$(441,611)

Three Months Ended September 30, 2022
Balance at Beginning of Period	$(335,758)	$101	$(32,791)	(368,448)
Other Comprehensive Income (Loss) Before Reclassifications	(81,832)	—	—	(81,832)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2,232	354	2,586
Total Other Comprehensive Income (Loss)	94,868	(174,468)	354	(79,246)
Balance at End of Period	$(240,890)	$(174,367)	$(32,437)	$(447,694)

Nine Months Ended September 30, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	(25,616)	—	—	(25,616)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	15,066	252	18,663
Total Other Comprehensive Income (Loss)	(22,271)	15,066	252	(6,953)
Balance at End of Period	$(263,054)	$(153,731)	$(24,826)	$(441,611)

Nine Months Ended September 30, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(384,650)	—	—	(384,650)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2,279	1,059	3,338
Total Other Comprehensive Income (Loss)	(207,950)	(174,421)	1,059	(381,312)
Balance at End of Period	$(240,890)	$(174,367)	$(32,437)	$(447,694)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023, and September 30, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,787)	$(3,037)	Interest Income
	1,800	805	Provision for Income Tax
	(4,987)	(2,232)	Net of Tax
Sale of Investment Securities Available-for-Sale	(4,582)	—	Investment Securities Gains (Losses), Net
	1,237	—	Provision for Income Tax
	(3,345)	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	61
Net Actuarial Losses [2]	(177)	(542)
	(115)	(481)	Total Before Tax
	31	127	Provision for Income Tax
	(84)	(354)	Net of Tax

Total Reclassifications for the Period	$(8,416)	$(2,586)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(20,500)	$(3,100)	Interest Income
	5,434	821	Provision for Income Tax
	(15,066)	(2,279)	Net of Tax
Sale of Investment Securities Available-for-Sale	(4,582)	—	Investment Securities Gains (Losses), Net
	1,237	—	Provision for Income Tax
	(3,345)	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	184	184
Net Actuarial Losses [2]	(528)	(1,626)
	(344)	(1,442)	Total Before Tax
	92	383	Provision for Income Tax
	(252)	(1,059)	Net of Tax

Total Reclassifications for the Period	$(18,663)	$(3,338)	Net of Tax

1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense on the consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2023, and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2023	2022	2023	2022
Numerator:
Net Income Available to Common Shareholders	$45,934	$50,832	$134,898	$158,589

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,274,626	39,567,047	39,264,450	39,670,409
Dilutive Effect of Equity Based Awards	145,905	191,162	127,983	178,386
Weighted Average Common Shares Outstanding - Diluted	39,420,531	39,758,209	39,392,433	39,848,795

Earnings Per Common Share:
Basic	$1.17	$1.28	$3.44	$4.00
Diluted	$1.17	$1.28	$3.42	$3.98

Antidilutive Stock Options and Restricted Stock Outstanding	202,864	—	222,851	—

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the CECL methodology that the Company had adopted and used to estimate our consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 320 ATMs throughout Hawaii and the Pacific Islands, a customer service center, e-Bankoh (online banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2023, and September 30, 2022, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2023
Net Interest Income (Loss)	$100,913	$53,823	$(33,799)	$120,937
Provision for Credit Losses	1,974	74	(48)	2,000
Net Interest Income (Loss) After Provision for Credit Losses	98,939	53,749	(33,751)	118,937
Noninterest Income	31,027	8,483	10,824	50,334
Noninterest Expense	(81,377)	(18,937)	(5,287)	(105,601)
Income (Loss) Before Provision for Income Taxes	48,589	43,295	(28,214)	63,670
Provision for Income Taxes	(12,582)	(10,987)	7,802	(15,767)
Net Income (Loss)	$36,007	$32,308	$(20,412)	$47,903
Total Assets as of September 30, 2023	$8,584,221	$5,719,577	$9,245,987	$23,549,785

Three Months Ended September 30, 2022 [1]
Net Interest Income (Loss)	$85,658	$56,251	$(254)	$141,655
Provision for Credit Losses	1,148	(1)	(1,147)	—
Net Interest Income After Provision for Credit Losses	84,510	56,252	893	141,655
Noninterest Income	30,974	(911)	597	30,660
Noninterest Expense	(83,408)	(17,330)	(5,011)	(105,749)
Income (Loss) Before Provision for Income Taxes	32,076	38,011	(3,521)	66,566
Provision for Income Taxes	(8,067)	(9,206)	3,508	(13,765)
Net Income (Loss)	$24,009	$28,805	$(13)	$52,801
Total Assets as of September 30, 2022 [1]	$8,399,068	$5,486,330	$9,248,642	$23,134,040

Nine Months Ended September 30, 2023
Net Interest Income (Loss)	$298,512	$164,202	$(81,474)	$381,240
Provision for Credit Losses	6,035	59	406	6,500
Net Interest Income (Loss) After Provision for Credit Losses	292,477	164,143	(81,880)	374,740
Noninterest Income	94,126	25,072	15,128	134,326
Noninterest Expense	(247,543)	(58,528)	(15,485)	(321,556)
Income (Loss) Before Provision for Income Taxes	139,060	130,687	(82,237)	187,510
Provision for Income Taxes	(35,838)	(32,490)	21,624	(46,704)
Net Income (Loss)	$103,222	$98,197	$(60,613)	$140,806
Total Assets as of September 30, 2023	$8,584,221	$5,719,577	$9,245,987	$23,549,785

Nine Months Ended September 30, 2022 [1]
Net Interest Income	$232,646	$152,394	$14,780	$399,820
Provision for Credit Losses	3,463	(200)	(11,263)	(8,000)
Net Interest Income After Provision for Credit Losses	229,183	152,594	26,043	407,820
Noninterest Income	94,811	17,650	3,908	116,369
Noninterest Expense	(247,854)	(53,014)	(11,694)	(312,562)
Income Before Provision for Income Taxes	76,140	117,230	18,257	211,627
Provision for Income Taxes	(19,114)	(28,654)	638	(47,130)
Net Income	$57,026	$88,576	$18,895	$164,497
Total Assets as of September 30, 2022 [1]	$8,399,068	$5,486,330	$9,248,642	$23,134,040
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

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$2,000,000	$8,216	$—	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	11,764	113	3,860	58
Forward Commitments	11,376	68	3,256	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,005,276	(200,915)	1,821,433	(160,914)
Pay Fixed/Receive Variable Swaps	2,005,276	200,855	1,821,433	38,785
Foreign Exchange Contracts	620	—	52,065	1,745
Conversion Rate Swap Agreement [1]	137,110	—	124,752	NA
1
The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$8,216	$—	$—	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	142	29	64	6
Forward Commitments	71	3	10	4
Interest Rate Swap Agreements	202,305	202,365	45,831	167,960
Foreign Exchange Contracts	—	—	1,812	67
Total	$210,734	$202,397	$47,717	$168,037

1
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2023, and September 30, 2022:

	Location of
	Net Gains (Losses)	Three Months Ended		Nine Months Ended
	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2023	2022	2023	2022
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$4,954	$—	$4,954	$—
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(5,035)		(5,035)	$—
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	2,828	—	3,262	—
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(2,885)	—	(3,321)	—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	75	1	553	(1,012)
Forward Commitments	Mortgage Banking	199	289	260	2,510
Interest Rate Swap Agreements	Other Noninterest Income	21	35	3	52
Foreign Exchange Contracts	Other Noninterest Income	816	430	2,460	936
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(798)	—	(1,362)	—
Total		$175	$755	$1,774	$2,486

The following amounts were recorded on the consolidated statement of financial condition related to the cumulative basis adjustment for fair value hedges as of September 30, 2023:

Derivative Financial Instruments
Designated as Hedging Instruments
Line Item in the Consolidated Statement of Condition	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	September 30, 2023	September 30, 2023
Investment Securities, Available-for-Sale[1]	$994,965	$(5,035)
Loans and Leases[2]	996,679	(3,321)

1 These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2023, the fair value of the closed portfolios used in these hedging relationships was $1.9 billion.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.2 billion.

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $200.9 million and $38.8 million as of September 30, 2023, and December 31, 2022, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of September 30, 2023, and December 31, 2022, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

Derivatives Designated as Hedging Instruments
Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its available-for-sale investment securities and fixed rate loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income.

Note 12. Commitments and Contingencies

The Company’s credit commitments as of September 30, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Unfunded Commitments to Extend Credit	$3,547,254	$3,592,872
Standby Letters of Credit	86,534	129,512
Commercial Letters of Credit	20,968	24,030
Total Credit Commitments	$3,654,756	$3,746,414

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $60.6 million secured certain specifically identified standby letters of credit as of September 30, 2023. As of September 30, 2023, the standby and commercial letters of credit had remaining terms ranging from 1 to 12 months.

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of any claims against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may result in a loss that materially exceeds the reserves established by the Company.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate ("SOFR"). In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment. Thus, interest rate swap agreements are classified as a Level 3 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2023, and December 31, 2022, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$142,059	$71,397	$—	$213,456
Debt Securities Issued by States and Political Subdivisions	—	60,602	—	60,602
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,640	—	1,640
Debt Securities Issued by Corporations	—	649,140	—	649,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	631,947	—	631,947
Residential - U.S. Government-Sponsored Enterprises	—	699,349	—	699,349
Commercial - Government Agencies	—	131,190	—	131,190
Total Mortgage-Backed Securities	—	1,462,486	—	1,462,486
Total Investment Securities Available-for-Sale	142,059	2,245,265	—	2,387,324
Loans Held for Sale	—	1,450	—	1,450
Mortgage Servicing Rights	—	—	685	685
Other Assets	51,435	—	—	51,435
Derivatives [1]	—	71	210,663	210,734
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2023	$193,494	$2,246,786	$211,348	$2,651,628
Liabilities:
Derivatives [1]	$—	$3	$202,394	$202,397
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2023	$—	$3	$202,394	$202,397
December 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$141,944	$91,962	$—	$233,906
Debt Securities Issued by States and Political Subdivisions	—	95,265	—	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,628	—	48,628
Debt Securities Issued by Corporations	—	794,658	—	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	732,828	—	732,828
Residential - U.S. Government-Sponsored Enterprises	—	793,871	—	793,871
Commercial - Government Agencies or Sponsored Agencies	—	145,667	—	145,667
Total Mortgage-Backed Securities	—	1,672,366	—	1,672,366
Total Investment Securities Available-for-Sale	141,944	2,702,879	—	2,844,823
Loans Held for Sale	—	1,035	—	1,035
Mortgage Servicing Rights	—	—	717	717
Other Assets	47,755	—	—	47,755
Derivatives [1]	—	1,822	45,895	47,717
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022	$189,699	$2,705,736	$46,612	$2,942,047
Liabilities:
Derivatives [1]	$—	$70	$167,967	$168,037
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022	$—	$70	$167,967	$168,037

1 The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and nine months ended September 30, 2023, and September 30, 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2023
Balance as of July 1, 2023	$695	$202
Net Gains/(Losses) Included in Net Income	(10)	7,878
Transfers to Loans Held for Sale	—	(187)
Variation Margin Payments	—	376
Balance as of September 30, 2023	$685	$8,269
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2023	$—	$7,878

Three Months Ended September 30, 2022
Balance as of July 1, 2022	$747	$(82,948)
Net Gains/(Losses) Included in Net Income	(15)	36
Transfers to Loans Held for Sale	—	(284)
Variation Margin Payments	—	(48,968)
Balance as of September 30, 2022	$732	$(132,164)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2022	$—	$36

Nine Months Ended September 30, 2023
Balance as of January 1, 2023	$717	(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(32)	8,772
Transfers to Loans Held for Sale	—	(498)
Variation Margin Payments	—	122,066
Balance as of September 30, 2023	$685	8,269
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2023	$—	$8,772

Nine Months Ended September 30, 2022
Balance as of January 1, 2023	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(68)	(961)
Transfers to Loans Held for Sale	—	(111)
Variation Margin Payments	—	(154,996)
Balance as of September 30, 2022	$732	$(132,164)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2022	$—	$(961)

1 Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

2 Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements not designated as hedging instruments are reported as a component of other noninterest income and interest rate swap agreements designated as hedging instruments are reported in interest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2023, and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
September 30, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.86%	-	18.44%	3.81%	$27,108
		Discount Rate	7.73%	-	11.02%	10.13%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	83.50%	-	99.00%	94.59%	$113
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	8.04%	0.01%	$8,155

December 31, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.81%	-	10.63%	4.02%	$28,040
		Discount Rate	8.70%	-	10.40%	9.93%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.86%	$58
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(122,129)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2023, and December 31, 2022.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,588	$—

December 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$21,902	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2023, and December 31, 2022.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2023
Loans Held for Sale	$1,450	$1,461	$(11)

December 31, 2022
Loans Held for Sale	$1,035	$1,016	$19

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the three and nine months ended September 30, 2023, and year ended December 31, 2022, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2023, and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$5,088,013	$4,104,469	$111,409	$3,993,060	$—
Loans	13,651,759	12,416,800	—	—	12,416,800
Financial Instruments - Liabilities
Time Deposits	2,659,014	2,627,361	—	2,627,361	—
Securities Sold Under Agreements to Repurchase	150,490	151,963	—	151,963	—
Other Debt [1]	550,000	538,987	—	538,987	—
December 31, 2022
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$5,414,139	$4,615,393	$113,417	$4,501,976	$—
Loans	13,371,226	12,386,615	—	—	12,386,615
Financial Instruments – Liabilities
Time Deposits	1,705,737	1,679,777	—	1,679,777	—
Securities Sold Under Agreements to Repurchase	725,490	718,614	—	718,614	—
Other Debt [1]	400,000	402,877	—	402,877	—

1 Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the lingering effects of the COVID-19 pandemic, including reduced tourism in Hawaii, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) disruptions, instability and failures in the banking industry; 5) inflationary pressures including Federal Reserve interest rate hikes; 6) the effect of potential recessionary conditions; 7) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 8) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 9) changes to the amount and timing of proposed common stock repurchases; 10) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 11) changes in fiscal and monetary policies of the markets in which we operate; 12) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 13) changes in accounting standards; 14) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 15) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 16) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 17) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 18) competitive pressures in the markets for financial services and products; 19) actual or alleged conduct which could harm our reputation; and 20) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Investor Announcements

Investors and others should note that the Company intends to announce financial and other information to the Company’s investors using the Company’s investor relations website at https://ir.boh.com, social media channels, press releases, SEC filings and public conference calls and webcasts, all for purposes of complying with the Company’s disclosure obligations under Regulation FD. Accordingly, investors should monitor these channels, as information is updated, and new information is posted.

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

Maui Wildfires

On August 8, 2023, wildfires broke out in West Maui destroying the historic town of Lahaina as well as structures and farmland in Kula in Upcountry Maui and North Kihei. Roughly 2,200 structures were lost in the fire, 86% of which were homes.

To support those impacted by the Maui wildfires, Bank of Hawaii Foundation donated $100,000 to Hawaii Community Foundation's Maui Strong Fund. We also temporarily suspended surcharge fees for all Maui ATM users beginning August 10, 2023, and we continue to offer various emergency relief loans and repayment options to affected residents and businesses. Emergency relief programs include the following options:

•
Consumer loans
o
Loan forbearance for up to 180 days for residential mortgages, home equity loans and home equity lines
o
Loan extension for up to 90 days for personal loans and auto loans
•
Commercial loans
o
Principal deferrals for up to 180 days for customers that continue to make interest payments
o
Interest deferrals or principal and interest deferrals for up to 90 days for all other customers

As of September 30, 2023, loans to our customers impacted by the Maui wildfires represented $169.2 million or 1% of our total loan portfolio, of which $70.7 million is secured by properties or other assets not destroyed in the wildfires, $86.2 million is secured by properties or other assets that were destroyed, and $12.3 million is unsecured. Out of the $86.2 million in credit facilities secured by properties destroyed in the fires, we estimate $66.3 million are adequately covered by insurance, and $15.3 million are adequately covered by insurance and the value of the underlying land, with the remaining $4.6 million representing the estimated potential loss. Out of the $12.3 million in unsecured credit facilities, conservatively half of this exposure, $6.2 million, represents the estimated potential loss. Based on the foregoing, our overall estimated potential loss exposure from the fire-impacted areas is $10.8 million. Whether the wildfires resulted in damage to or loss of our customers’ home, job, or business, we are taking significant steps to support them and help the community navigate through this tragic event. As of September 30, 2023, we had $136.4 million in outstanding credit facilities that were under loan payment deferrals as part of our Maui Wildfire emergency relief program.

Hawaii Economy

In the wake of the wildfires, Maui experienced a severe economic disruption. Visitor arrivals declined and thousands of families have been displaced. Until substantial rebuilding can be accomplished, housing displaced residents as well as recovery workers will strain the already tight and expensive Maui housing market. The fires destroyed the vast majority of businesses and jobs in Lahaina, and across Maui, local businesses are struggling from the lower visitor numbers. As a result, the unemployment rate in Maui is expected to increase through the fourth quarter of 2023. Although the Maui recovery effort is generating an impressive inflow of funds from philanthropy, FEMA disaster relief, other government assistance, and usual and supplemental support for the unemployed, it only partially offsets the losses in property and economic activity.

While visitor arrivals to Maui have been impacted, tourism to Central and South Maui has begun to recover and West Maui resorts unaffected by the wildfires reopened on October 8, 2023. We also expect visitors to redirect their travel plans to other islands, predominantly Oahu, Kauai, or the Big Island. The Japanese visitor market continues to show an ongoing gradual recovery towards pre-COVID levels. Visitor arrivals to the state overall remained at or above pre-pandemic levels.

While the wildfires will lead to significant economic losses on Maui, spillover to the broader Hawaii economy is expected to be limited. The economic environment on the other Hawaiian Islands showed continued improvement with the unemployment rate on Oahu falling from 3.3% in December 2022 to 2.2% in September 2023. For the state overall, job growth is expected to slow throughout 2024 because of the current direct loss of Maui economic activity but is expected to rebound in 2025 as rebuilding efforts begin. Construction in other counties will have to compete with Maui recovery demands potentially causing delays in some planned public and private sector projects and will likely lead to upward pressure on costs. Hawaii’s unemployment rate was 2.8% in September 2023, which was below the U.S. unemployment rate of 3.8%.

High interest rates have slowed the home resale market both because of the cost of first-time home purchases and the “lock-in effect” of the low rates many homeowners have on their current mortgage. For the first nine months of 2023, the median price of single-family home sales and condominium sales on Oahu decreased 5.4% and 1.0%, respectively, compared to the same period in 2022. The volume of single-family home sales and condominiums sales on Oahu decreased 30.5% and 31.2%, respectively, for the first nine months of 2023 compared with the same period in 2022. Despite these declines in the median price of single-family home sales and sales volume, as of September 30, 2023, inventory of single-family homes and condominiums on Oahu continues to remain low at 2.7 months and 3.0 months, respectively.

Earnings Summary

Net income for the third quarter of 2023 was $47.9 million, a decrease of $4.9 million or 9% compared to the same period in 2022. Diluted earnings per common share was $1.17 for the third quarter of 2023, a decrease of $0.11 or 9% compared to the same period in 2022.

•
The return on average common equity for the third quarter of 2023 was 15.38% compared with 16.98% in the same quarter of 2022.
•
Net interest income for the third quarter of 2023 was $120.9 million, a decrease of 15% from the same quarter of 2022. The decrease in net interest income in the third quarter of 2023 was primarily due to higher funding costs, partially offset by higher earning asset yields. The net interest margin was 2.13% in the third quarter of 2023, a decrease of 47 basis points from the same period in 2022.
•
The provision for credit losses was $2.0 million for the third quarter of 2023 compared to no provision for credit losses in the same period of 2022.
•
Noninterest income was $50.3 million in the third quarter of 2023, an increase of 64% from the same period in 2022.
•
Noninterest expense was $105.6 million in the third quarter of 2023, comparable to the same quarter of 2022.
•
The effective tax rate for the third quarter of 2023 was 24.76% compared with 20.68% during the same quarter of 2022.

We maintained a strong balance sheet during the third quarter of 2023, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•
Total non-performing assets were $11.5 million as of September 30, 2023, down $2.3 million from September 30, 2022. Non-performing assets as a percentage of total loans and leases and foreclosed real estate were 0.08% at the end of the quarter, a decrease of 2 basis points from the same quarter of 2022.
•
Net loan and lease charge-offs during the third quarter of 2023 were $2.0 million or 6 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the third quarter of 2023 were comprised of charge-offs of $3.6 million partially offset by recoveries of $1.6 million. Compared to the same quarter of 2022, net loan and lease charge-offs increased by $0.9 million or 3 basis points annualized on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $145.3 million as of September 30, 2023, an increase of $0.8 million from December 31, 2022. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.04% at the end of the quarter, down 6 basis points from the same quarter of 2022.
•
Total assets were $23.5 billion as of September 30, 2023, a decrease of 0.2% from December 31, 2022.
•
The investment securities portfolio was $7.5 billion as of September 30, 2023, a decrease of 9% from December 31, 2022. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $13.9 billion as of September 30, 2023, an increase of 2% from December 31, 2022.
•
Total deposits were$20.8 billion as of September 30, 2023, an increase of 0.9% from December 31, 2022.
•
Total shareholders’ equity was $1.4 billion as of September 30, 2023, an increase of 3.6% from December 31, 2022.
•
No shares of common stock were repurchased under the share repurchase program in the third quarter of 2023. Total remaining buyback authority under the share repurchase program was $126.0 million as of September 30, 2023.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on December 14, 2023 to shareholders of record at the close of business on November 30, 2023.
•
On October 5, 2023, the Company announced that the Board of Directors declared the quarterly dividend payment of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock. The depositary shares representing the Series A Preferred Stock are traded on the NYSE under the symbol “BOH.PRA.” The dividend will be payable on November 1, 2023 to shareholders of record of the preferred stock as of the close of business on October 17, 2023.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 1
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023			September 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.9	$—	2.40%	$2.9	$—	1.32%	$3.2	$0.1	2.60%	$3.3	$—	0.76%
Funds Sold	944.8	12.8	5.31	411.8	2.3	2.22	582.7	22.6	5.11	308.6	3.2	1.36
Investment Securities
Available-for-Sale
Taxable	2,605.4	23.5	3.60	3,481.9	17.0	1.95	2,721.5	70.6	3.46	3,998.2	52.0	1.74
Non-Taxable	3.5	—	3.21	2.5	—	1.56	7.6	0.2	4.22	2.8	—	1.84
Held-to-Maturity
Taxable	5,118.6	22.7	1.77	4,645.7	20.1	1.73	5,227.8	69.7	1.78	4,530.4	57.4	1.69
Non-Taxable	35.0	0.2	2.10	35.6	0.2	2.10	35.2	0.6	2.10	35.7	0.6	2.10
Total Investment Securities	7,762.5	46.4	2.39	8,165.7	37.3	1.82	7,992.1	141.1	2.36	8,567.1	110.0	1.71
Loans Held for Sale	3.8	0.1	6.28	4.3	0.1	4.46	2.7	0.1	5.82	8.1	0.2	3.43
Loans and Leases [1]
Commercial and Industrial	1,515.0	18.9	4.96	1,353.8	12.5	3.66	1,461.2	52.7	4.82	1,339.0	31.4	3.13
Paycheck Protection Program	13.1	—	1.32	28.0	0.2	3.02	14.8	0.2	1.70	51.7	2.5	6.59
Commercial Mortgage	3,792.6	51.1	5.35	3,530.9	33.3	3.74	3,781.7	145.6	5.15	3,350.3	81.3	3.25
Construction	241.9	3.7	6.09	233.0	2.8	4.81	256.2	11.1	5.81	227.7	7.3	4.30
Commercial Lease Financing	62.6	0.3	1.84	89.1	0.4	1.58	64.9	0.5	1.11	94.0	1.0	1.49
Residential Mortgage	4,715.3	42.8	3.62	4,526.6	37.4	3.30	4,695.4	123.8	3.51	4,439.1	108.6	3.26
Home Equity	2,283.5	20.1	3.49	2,144.8	16.4	3.04	2,265.2	57.3	3.38	2,026.5	44.1	2.91
Automobile	868.0	8.2	3.75	795.5	6.4	3.19	873.0	23.2	3.55	764.2	18.4	3.21
Other [2]	411.2	6.5	6.24	425.0	5.9	5.48	420.8	19.0	6.04	416.5	17.0	5.44
Total Loans and Leases	13,903.2	151.6	4.34	13,126.7	115.3	3.49	13,833.2	433.4	4.19	12,709.0	311.6	3.27
Other	91.6	1.5	6.40	36.9	0.3	3.49	84.60	4.1	6.59	37.2	0.9	3.14
Total Earning Assets [3]	22,708.8	212.4	3.72	21,748.3	155.3	2.84	22,498.5	601.4	3.57	21,633.3	425.9	2.63
Cash and Due From Banks	289.8			233.5			308.4			235.0
Other Assets	1,388.8			1,154.0			1,317.5			1,090.9
Total Assets	$24,387.4			$23,135.8			$24,124.4			$22,959.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,929.7	$6.6	0.67%	$4,286.0	$1.4	0.13%	$4,060.0	$19.3	0.64%	$4,459.9	$2.6	0.08%
Savings	7,952.6	39.1	1.95	7,962.0	6.6	0.33	7,876.1	86.3	1.46	7,733.3	9.5	0.16
Time	2,767.8	26.5	3.79	1,146.9	2.3	0.79	2,288.2	58.1	3.40	1,023.6	4.1	0.53
Total Interest-Bearing Deposits	14,650.1	72.2	1.95	13,394.9	10.3	0.30	14,224.3	163.7	1.54	13,216.8	16.2	0.16
Funds Purchased	—	—	0.00	4.9	0.1	3.2	24.8	0.9	4.72	12.4	0.1	1.05
Short-Term Borrowings	—	—	—	—	—	—	152.4	5.7	4.94	11.5	0.1	1.06
Securities Sold Under Agreements to Repurchase	528.5	4.0	2.99	425.5	2.7	2.52	659.1	14.8	2.97	441.1	8.3	2.48
Other Debt	1,365.7	14.8	4.31	10.3	0.2	7.05	1,043.6	33.7	4.31	10.3	0.6	7.05
Total Interest-Bearing Liabilities	16,544.3	91.0	2.18	13,835.6	13.3	0.38	16,104.2	218.8	1.81	13,692.1	25.3	0.25
Net Interest Income		$121.4			$142.0			$382.6			$400.6
Interest Rate Spread			1.54%			2.46%			1.76%			2.38%
Net Interest Margin			2.13%			2.60%			2.27%			2.47%
Noninterest-Bearing Demand Deposits	5,842.0			7,468.8			6,089.8			7,404.5
Other Liabilities	636.0			463.5			576.6			420.9
Shareholders’ Equity	1,365.1			1,367.9			1,353.8			1,441.7
Total Liabilities and Shareholders’ Equity	$24,387.4			$23,135.8			$24,124.4			$22,959.2

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
2
Comprised of other consumer revolving credit, installment, and consumer lease financing.
3
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.4 million and $1.4 million for the three and nine months ended September 30, 2023, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Nine Months Ended September 30, 2023
	Compared to September 30, 2022
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$-	$0.1
Funds Sold	4.7	14.7	19.4
Investment Securities
Available-for-Sale
Taxable	(20.6)	39.2	18.6
Non-Taxable	0.1	0.1	0.2
Held-to-Maturity
Taxable	9.2	3.1	12.3
Non-Taxable	—	—	—
Total Investment Securities	(11.3)	42.4	31.1
Loans Held for Sale	(0.2)	0.1	(0.1)
Loans and Leases
Commercial and Industrial	3.1	18.2	21.3
Paycheck Protection Program	(1.2)	(1.1)	(2.3)
Commercial Mortgage	11.6	52.7	64.3
Construction	1.0	2.8	3.8
Commercial Lease Financing	(0.4)	(0.1)	(0.5)
Residential Mortgage	6.5	8.7	15.2
Home Equity	5.6	7.6	13.2
Automobile	2.7	2.1	4.8
Other [2]	0.1	1.9	2.0
Total Loans and Leases	29.0	92.8	121.8
Other	1.7	1.5	3.2
Total Change in Interest Income	24.0	151.5	175.5

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.3)	17.0	16.7
Savings	0.2	76.6	76.8
Time	10.0	44.0	54.0
Total Interest-Bearing Deposits	9.9	137.6	147.5
Funds Purchased	0.2	0.6	0.8
Short-Term Borrowings	4.3	1.3	5.6
Securities Sold Under Agreements to Repurchase	4.7	1.8	6.5
Other Debt	33.4	(0.3)	33.1
Total Change in Interest Expense	52.5	141.0	193.5

Change in Net Interest Income	$(28.5)	$10.5	$(18.0)

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

Yields on our earning assets increased by 88 basis points in the third quarter of 2023 and increased by 94 basis points in the first nine months of 2023 compared to the same periods in 2022. This is primarily due to the higher rate environment in 2023 compared to the prior year.

Yields on our investment securities portfolio increased by 57 basis points in the third quarter of 2023 and by 65 basis points in the first nine months of 2023 compared to the same periods in 2022 due to the higher rate environment and slower prepayments. Yields on funds sold increased by 309 basis points in the third quarter of 2023 and by 375 basis points in the first nine months of 2023 compared to the same periods in 2022 also due to the higher rates. Yields on our loan and lease portfolio increased by 85 basis points in the third quarter of 2023 and by 92 basis points in the first nine months of 2023 compared to the same periods in 2022 due to an increase in yields on our floating rate loan portfolio and higher rates on loans that originated during the period.

Interest rates paid on our interest-bearing liabilities increased by 180 basis points in the third quarter of 2023 and by 156 basis points in the first nine months of 2023 compared to the same periods in 2022. The interest rates on savings deposits increased by 162 basis points in the third quarter of 2023 and by 130 basis points in the first nine months of 2023 compared to the same periods in 2022. Interest rates paid on time deposits increased by 300 basis points in the third quarter of 2023 and by 287 basis points in the first nine months of 2023 compared to the same periods in 2022. The rates paid on securities sold under agreements to repurchase increased by 47 basis points in the third quarter of 2023 compared to the same period in 2022. Increases to our funding costs are primarily due to the higher interest rate environment and increased Federal Home Loan Bank advances.

The average balance of our earning assets increased by $1.0 billion or 4% in the third quarter of 2023 and by $0.9 billion or 4% in the first nine months of 2023 compared to the same periods in 2022 primarily due to an increase in the average balances of our loan portfolio. The average balance of our funds sold increased by $533.0 million or 129% in the third quarter of 2023 and by $274.1 million or 89% in the first nine months of 2023 compared to the same periods in 2022. The average balance of our investment securities decreased by $0.4 billion or 5% in the third quarter of 2023 and by $0.6 billion or 7% in the first nine months of 2023 compared to the same periods in 2022. The average balance of our loan and lease portfolio increased by $0.8 billion or 6% in the third quarter of 2023 and by 9% in the first nine months of 2023 compared to the same periods in 2022. The average balance of our commercial mortgage portfolio increased by $261.7 million or 7% in the third quarter of 2023 and by $431.4 million or 13% in the first nine months of 2023 compared to the same periods in 2022 as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $188.7 million or 4% in the third quarter of 2023 and by $256.3 million or 6% in the first nine months of 2023 compared to the same period in 2022 primarily due to loan originations partially offset by lower payoff activity. The average balance of our home equity portfolio increased by $138.7 million or 6% in the third quarter of 2023 and by $238.7 million or 12% in the first nine months of 2023 compared to the same period in 2022 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our interest-bearing liabilities for the three and nine months ended September 30, 2023, increased by $2.7 billion or 20% and by $2.4 billion or 18%, respectively, compared to the same periods in 2022 primarily due to increased time deposits and borrowings from the Federal Home Loan Bank. The average balances of our core interest-bearing deposit products for the three months ended September 30, 2023, decreased by $365.7 million or 3% and decreased by $257.1 million or 2% for the nine months ended September 30, 2023, compared to the same periods in 2022 as customers moved their funds into higher rate time deposits. The average balances of our interest-bearing deposits for the three and nine months ended September 30, 2023, increased by $1,255.2 million or 9% and by $1,007.5 million or 8%, respectively, compared to the same periods in 2022. The average balance of our interest-bearing demand deposits for the three and nine months ended September 30, 2023, decreased by $356.3 million or 8% and by $399.9 million or 9%, respectively, compared to the same periods in 2022. The average balance of our savings deposits decreased by $9.4 million for the three months ended September 30, 2023, and increased by $142.8 million or 1.8% for the nine months ended September 30, 2023compared to the same 2022 period. The average balance of our time deposits for the three and nine months ended September 30, 2023, increased by $1.6 billion or 141% and by $1.3 billion or 124%, respectively, compared to the same periods in 2022 due to the higher rate environment.

The average balances of our securities sold under agreements to repurchase for the three and nine months ended September 30, 2023, increased by $103.0 million or 24% and by $218.0 million or 49% compared to the same periods in 2022. The increase was due to $300.0 million in repurchase agreements that originated in late 2022, offset by terminations of $575 million in the third quarter of 2023. The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, increased by $1.4 billion in the third quarter of 2023 and by $1.0 billion for the nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to FHLB advances totaling $1.25 billion that originated during the second quarter of 2023, $100.0 million that originated during the first quarter of 2023, and $400.0 million that originated in the fourth quarter of 2022.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Trust and Asset Management	10,548	$10,418	$130	32,453	$33,151	$(698)
Mortgage Banking	1,059	1,002	57	3,239	4,989	(1,750)
Service Charges on Deposit Accounts	7,843	7,526	317	23,167	22,107	1,060
Fees, Exchange, and Other Service Charges	13,824	13,863	(39)	41,782	41,008	774
Investment Securities Gains (Losses), Net	(6,734)	(2,147)	(4,587)	(9,836)	(4,987)	(4,849)
Annuity and Insurance	1,156	1,034	122	3,465	2,695	770
Bank-Owned Life Insurance	2,749	2,486	263	8,467	7,493	974
Other Income	19,889	(3,522)	23,411	31,589	9,913	21,676
Total Noninterest Income	$50,334	$30,660	$19,674	$134,326	$116,369	$17,957

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $10.6 billion and $10.1 billion as of September 30, 2023, and September 30, 2022, respectively. Although total assets under administration increased, trust and asset management income decreased by $0.7 million or 2% for the first nine months of 2023 compared to the same period in 2022 primarily due to a decline in the asset values of customers' accounts that comprise the largest segment in our portfolio.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of our loan sales. Mortgage banking income decreased by $1.8 million or 35% for the first nine months of 2023 compared to the same period in 2022, primarily due to a net valuation allowance recovery to our servicing rights during the first quarter of 2022.

Service charges on deposit accounts increased by $1.1 million or 5% for the first nine months of 2023 compared to the same period in 2022. This increase was primarily due to an increase in overdraft fees compared to the same period in 2022.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $0.8 million or 2% for the first nine months of 2023 compared to the same period in 2022 primarily due to an increase in merchant income as a result of higher transaction volume.

Investment securities losses increased by $4.6 million in the third quarter and $4.9 million in the first nine months of 2023 compared to the same periods in 2022. The net losses in 2023 were primarily due to $4.6 million net losses on sales of investment securities. Although the Company had the ability to hold its investment securities until maturity, during the three months ended September 30, 2023, it made the strategic decision to reduce the size of its AFS portfolio by selling various corporate and municipal bonds which resulted in a realized loss of $4.6 million.

Annuity and insurance income increased by $0.8 million or 29% for the first nine months of 2023 compared to the same period in 2022 primarily due to increased fixed annuity and insurance income.

Bank-owned life insurance increased by $1.0 million or 13% for the first nine months of 2023 compared to the same period in 2022 primarily due to an increase in death benefits received.

Other noninterest income increased by $23.4 million or 665% in the third quarter and $21.7 million or 219% for the first nine months of 2023 compared to the same periods in 2022 primarily due to a $14.7 million gain on the extinguishment of repurchase agreements in September 2023 combined with a $6.9 million loss on the sale of leased assets that was recognized in the prior year.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Salaries	$39,426	$37,792	$1,634	$116,005	$109,445	$6,560
Incentive Compensation	2,956	5,885	(2,929)	9,937	18,069	(8,132)
Share-Based Compensation	4,072	3,558	514	11,327	11,319	8
Commission Expense	676	1,005	(329)	2,098	3,878	(1,780)
Retirement and Other Benefits	3,809	4,448	(639)	13,186	13,177	9
Payroll Taxes	2,921	2,826	95	12,079	10,804	1,275
Medical, Dental, and Life Insurance	2,835	2,605	230	10,267	8,430	1,837
Separation Expense	2,130	1,819	311	5,189	2,509	2,680
Total Salaries and Benefits	58,825	59,938	(1,113)	180,088	177,631	2,457
Net Occupancy	10,327	10,186	141	30,190	29,942	248
Net Equipment	9,477	9,736	(259)	30,425	28,432	1,993
Data Processing	4,706	4,616	90	13,888	13,783	105
Professional Fees	3,846	3,799	47	12,380	10,599	1,781
FDIC Insurance	3,361	1,680	1,681	9,768	4,772	4,996
Other Expense:
Advertising	1,894	2,376	(482)	5,931	7,429	(1,498)
Delivery and Postage Services	1,800	1,596	204	5,127	4,890	237
Broker's Charges	959	837	122	2,817	3,551	(734)
Merchant Transaction and Card Processing Fees	1,654	1,538	116	4,886	4,475	411
Mileage Program Travel	1,098	1,185	(87)	3,285	3,537	(252)
Other	7,654	8,262	(608)	22,771	23,521	(750)
Total Other Expense	15,059	15,794	(735)	44,817	47,403	(2,586)
Total Noninterest Expense	$105,601	$105,749	$(148)	$321,556	$312,562	$8,994

Total salaries and benefits expense decreased by $1.1 million or 2% for the third quarter of 2023 and increased by $2.5 million or 1% for the first nine months of 2023 compared to the same periods in 2022. The decrease in the third quarter was primarily due to a decrease in incentive compensation, commission, and retirement and other benefits, partially offset by an increase in base salaries coupled with an increase in share-based compensation, medical, dental, and life insurance and separation expenses. The increase in the first nine months of 2023 was primarily due to an increase in base salaries coupled with an increase in medical, dental, and life insurance and separation expenses, partially offset by a decrease in incentive compensation and commission expense.

Net equipment expense increased by $2.0 million or 7% for the first nine months compared to the same period in 2022. This increase was due to higher software license fees coupled with an increase in maintenance expense.

Professional fees increased by $1.8 million or 17% for the first nine months of 2023 compared to the same period in 2022 primarily due to an increase in legal fees coupled with an increase in outsourcing various administrative and support functions.

FDIC insurance expense increased by $1.7 million or 100% in the third quarter of 2023 and by $5.0 million or 105% for the first nine months of 2023 compared to the same periods in 2022 primarily due to an increase in the initial base deposit insurance assessment rate. In May 2023, the FDIC issued a notice of proposed rulemaking (NPR). The NPR proposed an annual special assessment rate of approximately 12.5 basis points to an assessment base that would equal an Insured Depository Institution’s estimated uninsured deposits reported as of December 31, 2022, to be paid in eight quarterly installments beginning in the first quarter of 2024. If the rule is adopted as proposed, the total amount of the special assessment would be accrued and recognized as a loss in the period the rule is adopted.

Total other expense decreased by $0.7 million or 5% for the third quarter of 2023 and by $2.6 million or 5% for the first nine months of 2023 compared to the same periods in 2022. These decreases were primarily due to lower advertising, education and recruitment, and telephone service expenses.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for Income Taxes	$15,767	$13,765	$46,704	$47,130
Effective Tax Rates	24.76%	20.68%	24.91%	22.27%

The provision for income taxes was $15.8 million in the third quarter of 2023, an increase of $2.0 million compared to the same period in 2022. The effective tax rate for the third quarter of 2023 was 24.76%, an increase from 20.68% for the same period in 2022. The higher effective tax rate in the third quarter of 2023 compared to the same period in 2022 was primarily due to a loss of tax benefits from exiting the leverage lease business, an increase in valuation allowance, and a decrease of tax benefits from low-income housing investments related to an investment in Lahaina.

The provision for income taxes was $46.7 million in the first nine months of 2023, a decrease of $0.4 million compared to the same period in 2022. The effective tax rate for the first nine months of 2023 was 24.91%, an increase from 22.27% for the same period in 2022. The higher effective tax rate for the first nine months of 2023 compared to the same period in 2022 was primarily due to a loss of tax benefits from exiting the leverage lease business, an increase in valuation allowance, and a decrease of tax benefits from low-income housing investments related to an investment in Lahaina.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.5 billion and $8.3 billion as of September 30, 2023, and December 31, 2022, respectively. The decrease is due to sales of investment securities and cash flows from the portfolio not being reinvested into securities.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of September 30, 2023, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $0.5 million as of September 30, 2023, and $1.9 million as of December 31, 2022. Gross unrealized losses in our investment securities portfolio were $1.3 billion as of September 30, 2023, and $1.1 billion as of December 31, 2022. The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Commercial
Commercial and Industrial	$1,569,572	$1,389,066	$180,506
Paycheck Protection Program	12,529	19,579	(7,050)
Commercial Mortgage	3,784,339	3,725,542	58,797
Construction	251,507	260,825	(9,318)
Lease Financing	61,522	69,491	(7,969)
Total Commercial	5,679,469	5,464,503	214,966
Consumer
Residential Mortgage	4,699,140	4,653,072	46,068
Home Equity	2,285,974	2,225,950	60,024
Automobile	856,113	870,396	(14,283)
Other [1]	398,795	432,499	(33,704)
Total Consumer	8,240,022	8,181,917	58,105
Total Loans and Leases	$13,919,491	$13,646,420	$273,071

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2023, increased by $273.1 million or 2%, from December 31, 2022, primarily due to growth from commercial and industrial loans, commercial mortgage loans, residential mortgage loans, and home equity lines of credit.

Commercial loans and leases as of September 30, 2023, increased by $215.0 million or 4% from December 31, 2022. Commercial and industrial loans increased by $180.5 million or 13% from December 31, 2022, primarily due to higher corporate demand for funding from new and existing customers. PPP loans decreased by $7.1 million, or 36% from December 31, 2022, primarily due to paydowns. Commercial mortgage loans increased by $58.8 million or 2% from December 31, 2022, primarily due to demand from new and existing customers. Construction loans decreased by $9.3 million or 4% from December 31, 2022, primarily due to paydowns and loans converted to commercial mortgages. Lease financing decreased by $8.0 million, or 11% from December 31, 2022, primarily due to paydowns.

Consumer loans and leases as of September 30, 2023, increased by $58.1 million or 1% from December 31, 2022. Residential mortgage loans increased by $46.1 million or 1% from December 31, 2022. While overall production has decreased significantly due to the higher rate environment, overall loan balances increased primarily due to a shift in consumer preference to Adjustable Rate Mortgages for new home purchases. Payoffs remain low due to existing customers having lower interest rates deterring refinances. Home equity portfolio increased by $60.0 million or 3% from December 31, 2022, as a result of reduced payoff levels despite lower production levels. Automobile loans decreased by $14.3 million or 2% from December 31, 2022, as a result of decrease in production resulting from higher interest rates. Other consumer loans decreased by $33.7 million or 8% from December 31, 2022. due to slowdown in installment loan originations and continued paydown of installment loans and automobile leases.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2023
Commercial
Commercial and Industrial	$1,349,892	$140,188	$63,831	$15,661	$1,569,572
Paycheck Protection Program	10,018	1,771	359	381	12,529
Commercial Mortgage	3,302,771	285,679	195,449	440	3,784,339
Construction	251,507	—	—	—	251,507
Lease Financing	60,665	—	857	—	61,522
Total Commercial	4,974,853	427,638	260,496	16,482	5,679,469
Consumer
Residential Mortgage	4,619,557	3,479	75,639	465	4,699,140
Home Equity	2,237,136	44	48,794	—	2,285,974
Automobile	661,438	—	151,649	43,026	856,113
Other [2]	340,086	—	48,714	9,995	398,795
Total Consumer	7,858,217	3,523	324,796	53,486	8,240,022
Total Loans and Leases	$12,833,070	$431,161	$585,292	$69,968	$13,919,491
December 31, 2022
Commercial
Commercial and Industrial	$1,182,706	$127,302	$66,686	$12,372	$1,389,066
Paycheck Protection Program	15,980	2,601	485	513	19,579
Commercial Mortgage	3,226,112	288,566	210,864	—	3,725,542
Construction	260,825	—	—	—	260,825
Lease Financing	66,321	—	3,170	—	69,491
Total Commercial	4,751,944	418,469	281,205	12,885	5,464,503
Consumer
Residential Mortgage	4,576,143	—	76,376	553	4,653,072
Home Equity	2,176,848	46	49,056	—	2,225,950
Automobile	663,608	—	160,694	46,094	870,396
Other [2]	366,744	—	54,107	11,648	432,499
Total Consumer	7,783,343	46	340,233	58,295	8,181,917
Total Loans and Leases	$12,535,287	$418,515	$621,438	$71,180	$13,646,420

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$59,400	$53,065	$6,335
Derivative Financial Instruments	210,734	47,717	163,017
Low-Income Housing and Other Equity Investments	188,431	175,283	13,148
Deferred Compensation Plan Assets	51,435	47,755	3,680
Prepaid Expenses	21,611	18,651	2,960
Accounts Receivable	21,510	12,168	9,342
Deferred Tax Assets	191,743	177,713	14,030
Other	41,059	41,636	(577)
Total Other Assets	$785,923	$573,988	$211,935

Total other assets increased by $211.9 million or 37% from December 31, 2022. This increase was due to a $163.0 million increase in derivative financial instruments, which was driven by the conversion of our interest rate swap portfolio from LIBOR to CME Term SOFR. Collateral payments received for our LIBOR swap portfolio were considered legal settlements of the derivatives’ exposure in accordance with the rules of the central clearinghouses that were used for settlement purposes. These payments were required to be presented as a contra asset, which reduced the balance of our derivative financial instruments. Currently, our CME Term SOFR swaps are not clearable via a central clearinghouse. Thus, collateral payments received are treated as collateral rather than legal settlements of the derivatives’ exposure and are presented in Other Liabilities in the consolidated statements of condition. Federal Home Loan Bank of Des Moines stock increased by $6.3 million due to increase of stock activity. In addition, low-income housing and other equity investments increased by $13.1 million due to additional funding of existing projects.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Consumer	$10,036,261	$10,304,335	$(268,074)
Commercial	8,564,536	8,569,670	(5,134)
Public and Other	2,201,512	1,741,691	459,821
Total Deposits	$20,802,309	$20,615,696	$186,613

Total deposits were $20.8 billion as of September 30, 2023, an increase of $186.6 million or 1% from December 31, 2022. Consumer deposits decreased by $268.1 million primarily due to a $945.7 million decrease in core deposits, partially offset by $677.6 million increase in time deposits. Commercial deposits decreased by $5.1 million due to a decrease of $231.6 million in core deposits, partially offset by an increase of $226.5 million in time deposits. Public and other deposits increased by $459.8 million primarily from increases of $410.7 million in core deposits and $49.1 million in time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Money Market	$3,686,824	$3,101,594	$585,230
Regular Savings	4,843,560	4,860,816	(17,256)
Total Savings Deposits	$8,530,384	$7,962,410	$567,974

The increase in Money Market was primarily due to an increase in commercial deposits of $653.0 million offset by $67.8 million decrease in consumer deposits. The decrease in Regular Savings was due to a decrease in consumer deposits of $357.2 million partially offset by increases of $270.6 million and $69.3 million in public deposits and commercial deposits respectively.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 11
(dollars in thousands)	September 30, 2023
Remaining maturity:
Three months or less	$490,126
After three through six months	444,734
After six through twelve months	232,454
After twelve months	487,955
Total	$1,655,269

Estimated uninsured deposits as calculated pursuant to regulatory guidance and reported in our Call Report include deposits that were collateralized by government-backed securities and intercompany deposits of wholly-owned subsidiaries. The table below presents a reconciliation of our estimated uninsured deposits reported in our Call Report to our adjusted uninsured deposits. We believe the adjusted uninsured deposits provides useful information about our overall credit risk related to our customers’ deposits.

Uninsured Deposits Reconciliation		Table 11a
(dollars in millions)	September 30, 2023[1]	December 31, 2022
Estimated Uninsured Deposits, as Reported in our Call Report[1]	$10,949	$10,486
Less:
Deposits Collaterized by Government-Backed Securities	(2,103)	(1,630)
Intercompany Deposits of Wholly-Owned Subsidiaries	(94)	(63)
Other	(29)	(4)
Adjusted Uninsured Deposits	$8,723	$8,789

1
Balances presented as of September 30, 2023 are preliminary.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Private Institutions	$150,000	$725,000	$(575,000)
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$150,490	$725,490	$(575,000)

In September 2023, the Company terminated repurchase agreements with three private institutions, with an aggregate outstanding balance of $425.0 million. The termination of these repurchase agreements resulted in a $14.7 million gain on debt extinguishment, which is reflected in other noninterest income in the consolidated statements of income. In August 2023, a private institution exercised their call right on two repurchase agreements, resulting in their termination, which had an outstanding balance of $150.0 million. Securities sold under agreements to repurchase was $150.5 million and $725.5 million as of September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, the weighted-average maturity was 1.11 years for our repurchase agreements with government entities and 5.46 years for our repurchase agreements with private institutions. As of September 30, 2023, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 3.80%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Federal Home Loan Bank Advances	$550,000	$400,000	$150,000
Finance Lease Obligations	10,217	10,294	(77)
Total	$560,217	$410,294	$149,923

Although FHLB Advances increased by only $150.0 million as of September 30, 2023 compared to December 31, 2022, we borrowed $1.4 billion from the FHLB during the first six months of 2023 in an effort to provide additional fixed-rate liquidity during that period and to serve as a short-term natural hedge in an environment where interest rates are expected to remain higher for a longer period of time. During the quarter ended September 30, 2023, our deposits increased significantly, providing us with more liquidity, and we also entered into more pay-fixed interest rate swaps, which manages our exposure to a higher interest rate environment. These events allowed us to terminate $1.2 billion in FHLB advances during the quarter ended September 30, 2023.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022 [1]	2023	2022 [1]
Consumer Banking	$36,007	$24,009	$103,222	$57,026
Commercial Banking	32,308	28,805	98,197	88,576
Total	68,315	52,814	201,419	145,602
Treasury and Other	(20,412)	(13)	(60,613)	18,895
Consolidated Total	$47,903	$52,801	$140,806	$164,497
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $12.0 million or 50% in the third quarter of 2023 compared to the same period in 2022 primarily due to an increase in net interest income and a decrease in noninterest expense. This was partially offset by an increase in the provision for credit losses. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partially offset by lower loan spreads and lower deposit balances. The decrease in noninterest expense was primarily due to lower allocated expense related to support units and lower salaries and benefits expense. The increase in the provision for credit losses was primarily due to lower recoveries in the home equity portfolio and higher net charge-offs in the automobile loan portfolio.

Net income increased by $46.2 million or 81% in the first nine months of 2023 compared to the same period in 2022 primarily due to an increase in net interest income. This was partially offset by an increase in the provision for credit losses. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partially offset by lower loan spreads and lower deposit balances. The increase in the provision for credit losses was primarily due to lower recoveries in the residential mortgage and home equity portfolios and higher net charge-offs in the installment loan and automobile loan portfolios.

Commercial Banking

Net income increased by $3.5 million in the third quarter of 2023 compared to the same period in 2022 primarily due to an increase in noninterest income, partially offset by a decrease to interest income, an increase in noninterest expense, and an increased tax provision. The increase in noninterest income is primarily due to a one-time pre-tax charge of $6.9 million in the third quarter of 2022 related to our agreement to sell assets which terminated certain leveraged leases, along with increased customer derivative program revenue. The decrease to interest income is primarily due to lower spreads on interest bearing and savings deposits along with commercial and industrial and construction loans. The decrease in interest income was partially offset by increased spreads on noninterest bearing deposits and larger average balances on time deposits and commercial mortgage loans. The increase in noninterest expense was driven by increased salaries and benefits, broker charges related to customer derivative program revenue, and higher allocated expenses.

Net income increased by $9.6 million in the first nine months of 2023 compared to the same period in 2022 primarily due to an increase in interest income and noninterest income, partially offset by an increase in noninterest expense, and an increased tax provision. The increase in interest income is primarily due to higher spreads on noninterest bearing and time deposits, along with larger average balances on savings, time deposits and commercial mortgage loans. The increase in interest income was partially offset by decreased spreads on commercial and industrial and construction loans, as well as interest bearing deposit and savings spreads. The increase in noninterest income is primarily due to a one-time pre-tax charge of $6.9 million in the third quarter of 2022 related to our agreement to sell assets which terminated certain leveraged leases, along with increases in customer derivative program revenue, merchant income, and fees earned on money market sweep balances. The increase was partially offset by a decrease in account analysis and loan fee revenue. The increase in noninterest expense was driven by increased salaries and benefits, merchant transaction fees, and higher allocated expenses.

Treasury and Other

Net income decreased by $20.4 million in the third quarter of 2023 compared to the same period in 2022 primarily due to lower net interest income. This was partially offset by higher noninterest income and a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The increase in noninterest income is primarily due to gains on the extinguishment of repurchase agreements, partially offset by realized losses on the sale of available-for-sale investment securities. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased by $79.6 million in the first nine months of 2023 compared to the same period in 2022 primarily due to lower net interest income and higher provision for credit losses. This was partially offset by a lower provision for income taxes and higher noninterest income. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The increase in the provision for credit losses was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The increase in noninterest income is primarily due to gains on the extinguishment of repurchase agreements, partially offset by realized losses on the sale of available-for-sale investment securities.

Corporate Risk Profile

Credit Risk

As of September 30, 2023, our overall credit risk profile remains strong and reflects the continued recovery of Hawaii’s economy.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	September 30, 2023	December 31, 2022	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$43	$37	$6
Commercial Mortgage	2,996	3,309	(313)
Total Commercial	3,039	3,346	(307)
Consumer
Residential Mortgage	3,706	4,239	(533)
Home Equity	3,734	4,022	(288)
Total Consumer	7,440	8,261	(821)
Total Non-Accrual Loans and Leases	10,479	11,607	(1,128)
Foreclosed Real Estate	1,040	1,040	—
Total Non-Performing Assets	$11,519	$12,647	$(1,128)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,519	$2,429	$1,090
Home Equity	2,172	1,673	499
Automobile	393	589	(196)
Other [1]	643	683	(40)
Total Consumer	6,727	5,374	1,353
Total Accruing Loans and Leases Past Due 90 Days or More	$6,727	$5,374	$1,353
Total Loans and Leases	$13,919,491	$13,646,420	$273,071
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	(0.01)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.08%	0.09%	(0.01)%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.05%	(0.00)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.05%	0.06%	(0.01)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.10%	0.11%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.13%	—
Changes in Non-Performing Assets
Balance as of December 31, 2022	$12,647
Additions	2,986
Reductions
Payments	(2,021)
Return to Accrual Status	(2,083)
Sales of Foreclosed Real Estate
Charge-offs/Write-downs	(10)
Total Reductions	(4,114)
Balance as of September 30, 2023	$11,519

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

Residential mortgage non-accrual loans were $3.7 million as of September 30, 2023, a decrease of $533 thousand from December 31, 2022. As of September 30, 2023, our residential mortgage non-accrual loans were comprised of 18 loans with a weighted average current loan-to-value ratio of 59%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $1.0 million as of September 30, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $6.7 million as of September 30, 2023, a $1.4 million or 25% increase from December 31, 2022. The increase was primarily in residential mortgage and home equity.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$151,702	$154,098	$151,247	$164,297
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(294)	(147)	(758)	(729)
Commercial Mortgage	—	—	—	—
Consumer
Residential Mortgage	—	—	(6)	(80)
Home Equity	(13)	—	(68)	(90)
Automobile	(1,353)	(794)	(4,309)	(3,481)
Other [1]	(1,957)	(1,924)	(6,296)	(5,739)
Total Loans and Leases Charged-Off	(3,617)	(2,865)	(11,437)	(10,119)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	72	45	225	465
Consumer
Residential Mortgage	69	156	188	1,130
Home Equity	131	367	893	1,298
Automobile	721	441	2,170	1,864
Other [1]	575	709	1,867	2,098
Total Recoveries on Loans and Leases Previously Charged-Off	1,568	1,718	5,343	6,855
Net Charged-Off - Loans and Leases	(2,049)	(1,147)	(6,094)	(3,264)
Net Charged-Off - Accrued Interest Receivable	—	—	—	(47)
Provision for Credit Losses:
Loans and Leases	1,945	(929)	6,918	(8,121)
Accrued Interest Receivable	—	—	—	(367)
Unfunded Commitments	55	905	(418)	429
Total Provision for Credit Losses	2,000	(24)	6,500	(8,059)
Balance at End of Period	$151,653	$152,927	$151,653	$152,927
Components
Allowance for Credit Losses - Loans and Leases	$145,263	$146,436	$145,263	$146,436
Reserve for Unfunded Commitments	6,390	6,491	6,390	6,491
Total Reserve for Credit Losses	$151,653	$152,927	$151,653	$152,927
Average Loans and Leases Outstanding	$13,903,214	$13,126,717	$13,833,164	$12,709,045
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.06%	0.03%	0.06%	0.03%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.04%	1.10%	1.04%	1.10%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of September 30, 2023, the Allowance was $145.3 million or 1.04% of total loans and leases outstanding, compared with an Allowance of $144.4 million or 1.06% of total loans and leases outstanding as of December 31, 2022. The Allowance as of September 30, 2023, continues to include a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases were $2.0 million or 0.06% of total average loans and leases on an annualized basis, in the third quarter of 2023 compared to net charge-offs of $1.1 million or 0.03% of total average loans and leases on an annualized basis, in the third quarter of 2022. The increase in net charge-offs on loans and leases was primarily due to the Company experiencing a low rate of charge-offs in recent years and charge-offs returning closer to historical rates.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.4 million as of September 30, 2023, a decrease of $0.4 million or 6% from December 31, 2022, primarily driven by lower utilization of commercial and industrial commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first nine months of 2023, the provision for credit losses was $6.5 million compared to a net benefit of $8.0 million during the same period in 2022. The increase in the provision was primarily due to reduction in the allowance for credit losses in 2022 and higher net charge-offs in 2023.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Our market risk management process involves measuring, monitoring, controlling, and mitigating risks that can significantly impact our statements of income and condition. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while managing volatility to an acceptable level.

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

We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (NII) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in 12-month forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve that range from -400 basis points to +400 basis points. The analysis assumes a static balance sheet and interest rates. The results are measured relative to established guidelines that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. For the quarter ended September 30, 2023, we remained within applicable guidelines. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks ranging from -400 basis points to + 400 basis points provides us with a sufficient range of potential outcomes to frame our risk exposures.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;

•
changing product pricing strategies;

•
modifying characteristics, including mix and duration, of the investment securities portfolio; and

•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation as a result of balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolio has significant repricing volumes and cash flows from maturities and paydowns, providing us with the opportunity to redeploy funds in order to respond to the changing rate environment. These assets are primarily funded by deposit balances, which have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of September 30, 2023, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 11 to the Consolidated Financial Statements.

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model that attempts to capture the dynamic nature of assets and liabilities in various interest rate environments. This model is used to estimate and measure our balance sheet sensitivity to changes in interest rates. Given the structure of our balance sheet, model results are particularly sensitive to changes in prepayment rates on mortgage-related assets and interest-bearing deposit repricing behavior. We utilize a model to estimate the prepayment behavior of our mortgage-related assets, which considers the characteristics of the underlying mortgage loans, including rate (used to gauge refinance incentive), seasoning or age, and seasonality. The model’s forecasted results are regularly tested against historical prepayment behavior and is, in the ordinary course, recalibrated if the difference between actual and projected prepayments exceed established guidelines. Separate models are utilized to project interest-bearing deposit repricing behavior in various interest rate environments. These models were developed based upon our historical repricing behavior over several interest rate cycles. The models’ forecast results are periodically tested against historical pricing and have been and may continue to be recalibrated.

Table 17 presents, as of September 30, 2023, and December 31, 2022, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2023		December 31, 2022
Gradual Change in Interest Rates (basis points)
+200	$13,143	2.6%	$13,943	2.4%
+100	6,379	1.3	7,673	1.3
-100	(6,920)	(1.4)	(4,365)	(0.7)
Immediate Change in Interest Rates (basis points)
+200	$26,650	5.3%	$22,100	3.8%
+100	13,258	2.6	11,627	2.0
-100	(16,201)	(3.2)	(8,659)	(1.5)

Based on our net interest income simulation as of September 30, 2023, net interest income is expected to increase as interest rates rise. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of September 30, 2023, net interest income sensitivity to changes in interest rates as of September 30, 2023, was more sensitive in comparison to the sensitivity profile as of December 31, 2022. The increase in sensitivity was due to the addition of pay-fixed interest rate swaps, partially offset by an increase in deposit sensitivity.

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

Liquidity Risk Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancing, deposit balance changes, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off- balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

We maintain access to ample sources of readily available contingent liquidity. As of September 30, 2023, we had pledged loans and investment securities to the Federal Reserve Discount Window and the Bank Term Funding Program (“BTFP”) and had remaining borrowing capacity of $6.1 billion. The BTFP enables depository institutions to pledge eligible investment securities, primarily government and agency securities, to the Federal Reserve with borrowing capacity based upon the par value, not the fair value, of collateral. While we have pledged securities to the BTFP as a contingent funding source, we have not accessed the facility. We are also a member of the Federal Home Loan Bank (“FHLB”) Des Moines. As of September 30, 2023, we had remaining borrowing capacity of $2.5 billion.

In addition, we utilize our investment securities portfolio as collateral to secure deposits of public entities as well as repurchase agreements with private institution counterparties. The high-quality nature of our investment securities portfolio, which consists primarily of government and agency securities, facilitates the use of these assets for pledging purposes.

Other sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively low-cost source of funding. Additional funding is also available through the issuance of long-term debt or equity.

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of September 30, 2023, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of September 30, 2023, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since September 30, 2023, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of September 30, 2023, and December 31, 2022.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	September 30, 2023	December 31, 2022
Regulatory Capital
Total Common Shareholders’ Equity	$1,188,353	$1,141,508
Add: CECL Transitional Amount	4,749	7,124
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(24,826)	(25,078)
Net Unrealized Losses on Investment Securities [1]	(416,784)	(409,579)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,606,164	1,554,741
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,781,651	1,730,228
Allowable Reserve for Credit Losses	147,624	145,202
Total Regulatory Capital	$1,929,275	$1,875,430
Risk-Weighted Assets	$14,222,825	$14,238,798
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.29%	10.92%
Tier 1 Capital Ratio	12.53	12.15
Total Capital Ratio	13.56	13.17
Tier 1 Leverage Ratio	7.22	7.37

1 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

2 Regulatory capital ratios as of September 30, 2023, are preliminary.

As of September 30, 2023, shareholders’ equity was $1.4 billion, an increase of $46.8 million or 4% from December 31, 2022. For the first nine months of 2023, net income of $140.8 million, share-based compensation of $12.0 million, and common stock issuances of $4.8 million were offset by cash dividends paid of $83.8 million on common shares, common stock repurchased of $14.1 million, other comprehensive loss of $7.0 million, and cash dividends declared of $5.9 million on preferred shares. No shares of common stock were repurchased under the share repurchase program in the third quarter of 2023. We repurchased 150,000 shares under our share repurchase program in the first quarter of 2023. These shares were repurchased at an average cost per share of $65.69 and a total cost of $9.9 million. From the beginning of our share repurchase program in July 2001 through September 30, 2023, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

In January 2023, the Board of Directors authorized an additional $100.0 million for the share repurchase program. Remaining buyback authority under our share repurchase program was $126.0 million as of September 30, 2023. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2023, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend will be payable on November 1, 2023, to shareholders of record of the preferred stock at the close of business on October 17, 2023.

In October 2023, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on December 14, 2023, to shareholders of record of the common stock at the close of business on November 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2023	2,923	$43.00	—	$126,038,927
August 1 - 31, 2023	—	—	—	126,038,927
September 1 - 30, 2023	—	—	—	126,038,927
Total	2,923	$43.00	—

1
During the third quarter of 2023, 2,923 shares were acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date:	October 25, 2023		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer