Form 10-K
period 2023-12-31
BANK OF HAWAII CORP
filed 2024-02-29
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $41.23, was approximately $1,602,235,278. There was no non-voting common equity of the registrant outstanding on that date.

As of February 14, 2024, there were 39,750,303 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end ended December 31, 2023.

Bank of Hawaii Corporation

2023 Form 10-K Annual Report

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

We use our website at https://ir.boh.com as a routine channel of distribution of Company information, including press releases, presentations, financial and other supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the investor relations portion of our website in addition to following our social media channels, press releases, SEC filings, and public conference calls and webcasts. None of the information provided on our website, in our press releases, public conference calls and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), banks and BHCs from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. Banks also have the ability, subject to certain restrictions, to acquire branches outside their home states by acquisition or merger under the Riegle-Neal Act. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii.

Bank of Hawai‘i

The Bank is subject to extensive federal, state, territorial and foreign regulations that significantly affect its business and activities. The Bank is subject to supervision of the FRB and examination by the Federal Reserve Bank of San Francisco, the Consumer Financial Protection Bureau (the “CFPB”), and the State of Hawaii Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent “unsafe” or “unsound” banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate to, among other compliance matters, operations and management, asset quality, interest rate exposure, capital, executive compensation, and consumer protection. The regulatory bodies are authorized to take informal (non-public) or formal (public) supervisory actions against regulated entities, including BHCs and banks, that fail to meet such standards, including, without limitation, the issuance of written agreements, cease-and-desist orders, and consent orders, which may, among other things, result in restrictions on a bank’s ability to pay dividends, requirements to increase capital, restrictions on activities, the imposition of civil monetary penalties, and revocation of a bank’s charter for the most severe infractions, or putting such a bank into receivership if it is not financially viable.

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2023, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

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

FDIC Insurance

The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and an adjusted average total assets. The Bank’s FDIC insurance assessment was $28.3 million in 2023, $6.5 million in 2022, and $6.5 million in 2021.

In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank earlier in the year. The assessment was based on reported uninsured deposits as of December 31, 2022. The FDIC could cease collection early or extend the special assessment period as they deem necessary depending on whether the amount the FDIC collects from the special assessment is higher or lower than the actual or estimated FDIC losses. The Bank's share of the FDIC special assessment was $14.7 million which was recorded in the fourth quarter of 2023 and is payable in eight quarterly installments starting in June 2024.

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

Human Capital Management

As of December 31, 2023, we employed 1,899 full-time equivalent employees, of which 1,792 are located in the State of Hawaii, with the remainder located in Guam and other Pacific Islands. None of our employees are subject to a collective bargaining agreement.

People are the heart and soul of the Company, and as such, the Company values the contributions of all of its employees and is committed to building an engaged and connected employee community within the Company. With the introduction of a new role dedicated to Culture and Employee Experience, deep focus was spent on creating a human-centric, inclusive and innovative environment that nurtures a strong sense of belonging, fuels continuous learning, and focuses on developing effective leaders, ultimately driving exceptional employee experience and sustainable organizational success. Key areas of focus for the Company include:

Diversity and Inclusion: The Company believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful. As of December 31, 2023, approximately 88% of our workforce are minorities (non-Caucasian) and approximately 62% of our workforce are female. Of our senior leaders and managers, 82% are minorities and 60% are female. We conduct an external pay equity study periodically to evaluate the gender pay gap and confirm one does not exist.

Employee Development and Training: The Company is committed to providing all employees with the opportunity to develop personally and professionally. We nurture a collaborative, digitally connected workplace to support changing needs. We invest in people leadership capability to deliver exceptional employee experience and develop our workforce of tomorrow. Skills and professional development training is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders. Key initiatives included the continued support of executive coaching to elevate leadership capabilities, a competitive Leadership Development Program, a hybrid Pathways to Professional Excellence cohort with 36 employees and an enhanced online performance management process that empowers the employee to own the first step of the performance review process.

To help maintain Hawaii’s special culture of ‘ohana and working together toward common goals, continued attention was paid to engaging teammates in a hybrid environment. Based on employee feedback from surveys, online and in-person sessions were continued in 2023 to connect with employees and encourage collaboration. “Recruit Connect” continued in 2023 to help teammates identify job opportunities within the Company and find out more about them. In some cases, sessions led to referred candidates joining the Bank, and to current employees finding a new career path. “Manager Connect”, formerly known as “Manager Excellence Forums” also returned in 2023 as a platform connecting managers so that they can learn from and support one another when facing real management issues, and discuss practical solutions. Manager engagement has been key to navigating the ever changing business environment, and these forums help managers stay connected and improve their management skills while moving forward with their teams. Topics have included: Evaluating Employees and Meaningful Conversations to prepare our managers for the 2023 Performance, Merit & Bonus season, Rising Team, and how our leaders can continue to build stronger team dynamics. “Rising Team” continued to be a priority in 2023. This new and modern technology platform provides a way for us to strengthen our connection with our teammates. “Rising Team” enables managers to confidently facilitate sessions with their team and offers everyone the opportunity to share thoughts and feedback in real time on a variety of leadership themed topics, such as Psychological safety, Appreciation, Natural talents and Career horizons.

Employee Benefits: The Company believes in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and engage employees. In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include: mortgage discount program, student loan assistance program, well-being sessions, and personal finance education. The Bank continues to incorporate mental health, financial well-being, social health, community, and a positive employee experience in their well-being strategies, in addition to physical health. In 2023, the Bank made additional resources available to employees and continued to look for more opportunities to support employees and cultivate an environment where employees can be their whole selves.

Health and Safety: The health and safety of our employees is a priority. We continue our commitment to workplace safety and workforce health to maintain business and operational continuity without diminishing our focus on both employee and customer safety.

Information about our Executive Officers

Listed below are executive officers of the Parent.

Peter S. Ho, 58

Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 60

Vice Chair since December 2017; Chief Financial Officer since March 2017.

Marco A. Abbruzzese, 58

Vice Chair, Senior Executive Director of Wealth Management since January 2022; Regional Managing Director - Washington and Alaska of Wells Fargo from May 2009 to December 2021.

Sharon M. Crofts, 58

Vice Chair, Client Solutions Group since April 2016.

Matthew K.M. Emerson, 46

Chief Strategy Officer since November 2023; Vice Chair since November 2022; Senior Executive Director of Mortgage Banking and Loans from February 2020 to November 2023; Executive Vice President and Senior Executive Director of eCommerce from September 2018 to February 2020.

Patrick M. McGuirk, 54

Vice Chair and Chief Administrative Officer since September 2023; Senior Executive Vice President and Chief General Counsel from November 2020 to September 2023; Executive Vice President and General Counsel at Flagstar Bank from December 2014 to October 2020.

James C. Polk, 57

Chief Banking Officer since January 2022; Chief Commercial Officer from April 2020 to December 2021; Vice Chair since June 2016.

Mary E. Sellers, 67

Vice Chair and Chief Risk Officer since July 2005.

S. Bradley Shairson, 54

Vice Chair and Deputy Chief Risk Officer since May 2023; Chief Credit Officer from May 2023 to January 2024; Chief Operating Officer and Chief Risk Officer of Regions Bank Capital Markets from March 2017 to April 2023.

Jeanne M. Dressel, 62

Principal Accounting Officer, Senior Vice President and Controller since November 2022; Global Controller of Blockchain.com from September 2021 to October 2022; Senior Vice President and Controller of First Interstate Bank from October 2018 to September 2021.

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

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public unrest, increases in energy costs, inflation, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including the COVID-19 pandemic, and federal, State of Hawaii and local government budget issues may impact consumer and corporate spending. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including continuing military conflict between Israel and Hamas, Russia and Ukraine, terrorism or other geopolitical events.

There has been significant improvement in tourism and general economic conditions in Hawaii since the beginning of the COVID-19 pandemic. However, in August 2023, wildfires broke out in West Maui destroying the historic town of Lahaina as well as structures and farmland in Upcountry Maui and North Kihei. Roughly 2,200 structures were lost in the fire, 86% of which were homes. Although hotels have reopened, Maui’s visitor industry will continue to be impacted in the coming years.

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

A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding the economic improvement could result in changes in consumer and commercial spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

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

Disruptions, instability and failures in the banking industry.

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

Increased credit losses for the Bank could result if economic conditions stagnate or deteriorate. The risk of nonpayment on loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated expected credit losses over the life of the loan and lease portfolio as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolios in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. Should economic conditions stagnate or deteriorate nationally or in Hawaii, we may be required to take increased reserves and/or experience higher credit losses in future periods. Inability of our borrowers to make timely repayments on their loans, or decreases in real estate collateral values may result in increased delinquencies, foreclosures, and customer bankruptcies, any of which could have a material adverse effect on our financial condition or results of operations.

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

Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services

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

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Parent’s common and preferred stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations impose limitations on the payment of dividends, such as requiring regulatory approval under certain circumstances. Limitations on the Parent’s ability to receive dividends from the Bank could have a material adverse effect on the Parent’s ability to meet its obligations, pay dividends to shareholders, or repurchase stock.

There can be no assurance that the Parent will repurchase stock or continue to declare cash dividends.

During 2023, the Parent repurchased 150,000 shares of common stock at a total cost of $9.9 million under its share repurchase program. However, we suspended share repurchases in April 2023 in response to the turmoil in the banking industry due to several significant bank failures. The Parent also paid cash dividends of $111.8 million on common shares during 2023. In January 2024, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.

Our dividend payments and/or stock repurchases may change from time-to-time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. Dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory and supervisory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. A reduction in or elimination of our dividend payments and/or prolonged suspension of stock repurchases could have a negative effect on our stock price.

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

In addition, there may be increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations designed to respond to recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing. Financial institutions, such as ourselves, could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could negatively affect its results of operations and financial condition.

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

Risks related to representation and warranty provisions may impact our mortgage loan servicing business

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2023, the unpaid principal balance of residential mortgage loans sold by the Company was $2.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2023, the Company repurchased three residential mortgage loans with an aggregate unpaid principal balance totaling $0.6 million as a result of the representation and warranty provisions contained in these contracts. The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.

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

We report certain assets, including available-for-sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, mark-to-market gains or losses may impact equity or income. The level of interest rates can impact the estimated fair value of investment securities. Mark-to-market values of non-hedged available-for-sale investment securities are recorded in shareholders' equity as a component of other comprehensive income, while hedged investment securities are recorded in interest income. Disruptions in the capital markets may require us to reserve for credit losses in future periods with respect to investment securities in our portfolio. The amount and timing of any credit allowance recognized will be measured as the difference between the security’s amortized cost basis and the amount expected to be collected over the security’s lifetime.

Natural disasters and adverse weather could negatively affect real estate property values and bank operations.

Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, primarily located in Hawaii with its unique weather and geology. Our business operations could suffer to the extent the Bank cannot utilize its branch network due to damage from weather or other natural disasters. Real estate is also utilized as collateral for many of our loans. A natural disaster in Hawaii or the Pacific Islands could cause property values in the affected areas to fall, might limit our customers' access to adequate property insurance, or otherwise impact borrowers’ ability to pay their financial obligations, any of which would increase our exposure to loan defaults and could require the Bank to record an impairment on our financial statements.

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

In recent years, regulatory enforcement and fines have increased across the banking and financial services sector. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against the Company or the Bank. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings by multiple federal and state agencies and officials. In addition, if one or more financial institutions are found to have violated a law or regulation relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institutions, including the Company, and large fines and remedial measures that may have been imposed in resolving earlier investigations for the same or similar activities at other financial institutions may be used as the basis for future settlements.

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

We have experienced increases in FDIC insurance assessments due to the bank failures that occurred in 2023.

In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank earlier in the year. The assessment was based on reported uninsured deposits as of December 31, 2022. The Company's share of the FDIC special assessment was $14.7 million which was recorded in the fourth quarter of 2023 and is payable in eight quarterly installments starting in June 2024. In February 2024, the FDIC updated the loss estimate related to the bank failures to $20.4 billion, and increase from its original estimate of $16.3 billion. Based on the FDIC’s modified loss estimate, we expect an increase in special assessment expense in, or around, June 2024; however, we expect the increase will not be material. Further increases in our assessment fees may have an adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a company that collects and retains large volumes of customer and employee data, including payment card numbers and other personally identifiable information, we face significant and persistent cybersecurity risks. The protection and integrity of that data is important to us, which is demonstrated by the significant efforts and investments made to implement various measures to manage the risk of a security breach or disruption.

Risk Management and Strategy

Assessing, identifying and managing cybersecurity related risks are integrated into our overall Enterprise Risk framework, of which one of the objectives is to ensure the confidentiality, integrity, and availability of our information sets through the maintenance of a comprehensive information security program. One of the key aspects of this program is a risk assessment that is used to identify industry and company-specific risks, measure control effectiveness, identify any gaps that need to be addressed, and linking our controls with applicable policies, standards and guidelines to ensure that responsible parties are aware of their obligations with respect to this program..

Governance

Since the management of cybersecurity risks is ultimately the responsibility of the Board of Directors, it devotes significant time and attention to the oversight of cybersecurity and information security risks, and benefits from the technical expertise of its members. The Board of Directors reviews an Enterprise Risk Position report that reflects key risk measures and trends across the Company, including cybersecurity. The Board of Directors also reviews and approves the Information Security Policy annually and frequently receives presentations on and discusses cybersecurity and information security risks, industry trends and best practices.

The Audit & Risk Committee, which is charged with assisting the Board of Directors in fulfilling its oversight responsibilities related to the Company’s enterprise-wide risk management framework, receives an operational risk update at least quarterly that includes a review of cybersecurity and information security risk.

The Board of Directors is also responsible for the approval and oversight of the Information Security (IS) Program. Our Chief Information Security Officer (CISO), who is designated as the IS Program Coordinator, has extensive information technology, security and program management experience. The Information Risk and Controls Management Department, under the direction of the CISO, administers the IS Program with an objective of preventing cybersecurity incidents by ensuring the confidentiality, integrity and availability of company information. Central to incident management is the Information Security Incident Response Team (ISIRT), which is responsible for responding expeditiously and effectively to security incidents to minimize risks to the business, customers and consumers. In the event of an incident, we follow the detailed incident response plan, which outlines the steps to be followed from incident identification to mitigation, recovery and notification, including notifying functional areas, regulators, as well as senior leadership and the Board, as appropriate.

All of our employees also have a responsibility to protect the privacy of bank confidential and proprietary information. They are required to undergo periodic information security awareness training to ensure a clear understanding of their roles in protecting information assets and to create a security-minded culture.

We continue to strengthen the management and oversight of cybersecurity risks through new security system enhancements, policies, testing, identification and reporting. We also engage a third-party to perform penetration testing and ongoing analysis to identify potential vulnerabilities and areas for additional enhancements.

We utilize third party service providers to support and facilitate business and operational activities and to achieve strategic goals. However, third parties may expose us and our customers to various risks. We have implemented a Third Party Risk Management framework, which provides the tools and practices utilized in the oversight of third party service providers, with an objective to meet legal and regulatory obligations, contractual requirements, performance expectations, and our own principles and values.

We are subject to extensive federal and state regulation of customer privacy and the security of financial information. Our federal regulator, the FRB, is part of the Federal Financial Institutions Examination Council (FFIEC), which publishes extensive guidelines and examination procedures that are used to review the security of Bank of Hawaiʻi and other financial institutions.

For the 2023 period, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

For further information, please see our risk factor titled “An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.”

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range				Dividends
Year/Period	High	Low	Close	Book Value	Declared
2023	$81.73	$30.83	$72.46	$31.05	$2.80
First Quarter	81.73	34.71	52.08		0.70
Second Quarter	52.37	30.83	41.23		0.70
Third Quarter	58.63	39.02	49.69		0.70
Fourth Quarter	75.19	45.56	72.46		0.70

2022	$92.38	$70.15	$77.56	$28.54	$2.80
First Quarter	92.38	79.60	83.92		0.70
Second Quarter	84.93	70.97	74.40		0.70
Third Quarter	85.45	70.89	76.12		0.70
Fourth Quarter	82.87	70.15	77.56		0.70

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 14, 2024, there were 5,133 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2023	4,712	$48.47	—	$126,038,927
November 1 - 30, 2023	95	56.81	—	126,038,927
December 1 - 31, 2023	—	—	—	126,038,927
Total	4,807	$48.64	—

1.
During the fourth quarter of 2023, 4,807 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai'i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. The transaction was not conducted as part of the share repurchase program, did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2.
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index, and the S&P Supercomposite Regional Bank Index. The Company has included the S&P Supercomposite Regional Bank Index to the graph because the companies in this index are the ones with which the Company competes for capital and talent. The graph assumes that $100 was invested on December 31, 2018, in the Parent’s common stock, the S&P 500 Index, and the S&P Supercomposite Regional Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023
Bank of Hawai‘i Corporation
S&P 500
S&P Supercomposite Regional Bank Index

	2018	2019	2020	2021	2022	2023
Bank of Hawai‘i Corporation	$100	$146	$122	$138	$132	$130
S&P 500 Index	$100	$141	$121	$164	$133	$147
S&P Supercomposite Regional Bank Index	$100	$130	$122	$170	$140	$123

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2023 and 2022 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2021 fiscal year, as well as the year-to-year comparison between fiscal 2022 and 2021, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; (2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; (3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; (4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; (5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (6) changes to the amount and timing of proposed common stock repurchases; (7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; (8) changes in fiscal and monetary policies of the markets in which we operate; (9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; (10) changes in accounting standards; (11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; (12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; (13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; (14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; (15) competitive pressures in the markets for financial services and products; (16) actual or alleged conduct which could harm our reputation; and (17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Given these risks and uncertainties, you should not place undue reliance on any forward-looking statement as a prediction of our actual results. The risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations and projections include but are not limited to those described in Item 1A, “Risk Factors,” Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our most recent Annual Report on Form 10-K and in subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

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

The reserve for credit losses consists of the allowance for credit losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”). Accounting policies related to the reserve for credit losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. These policies are in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated balance sheets.

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. These adjustments can include accounting for new or discontinued products, changes in our portfolio composition, delinquency trends, and with forecasted economic conditions including but not limited to unemployment, real estate market conditions (e.g. prices, sales activity and inventory), visitor arrivals, and the continued uncertainty of other global economic impact. The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. However, a liability is not recognized for commitments unconditionally cancellable by the Company.

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

The company utilizes the University of Hawaii Economic Research Organization (“UHERO”) macroeconomic forecast that is updated quarterly based on economic conditions and events. The forecast includes various economic variables for Hawaii such as gross domestic product (“GDP”), unemployment rate, visitor arrivals, residential real estate market conditions, personal income, and inflation rate. We also utilize other third party macroeconomic forecast tools to provide broader US economic variables such as interest rates.

The reserve for credit losses is generally sensitive to economic conditions and assumptions given the impact for potential losses for the consumer portfolio and risk rating migration for the commercial portfolio. For the consumer portfolio, as an example, an increase in the forecasted Hawaii unemployment rate could lead to an increase in the rate of delinquencies and consequently charge-offs for consumer borrowers. For the Allowance at December 31, 2023, a 25 basis point increase in the forecasted Hawaii unemployment rates would have increased the quantitative component of the Allowance for consumer loans by an estimated $1.4 million. For the commercial portfolio, the impact of adverse changes in economic conditions on borrowers will vary, and generally evaluated on a case-by-case basis to include the borrower’s existing financial capacity. Borrowers that would be most adversely impacted are identified as having the potential for migrating from a Pass to a Classified risk rating. For the Allowance at December 31, 2023, a 50 basis point increase in the percentage of commercial loans risk rated as Classified would increase the quantitative component of the Allowance for commercial loans by an estimated $1.9 million. This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and assumptions may have on the Allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2023, and December 31, 2022, $2.5 billion or 11% and $2.9 billion or 12%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2023, and December 31, 2022, $143.9 million and $168.0 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.

As of December 31, 2023, and December 31, 2022, Level 3 financial assets recorded at fair value on a recurring basis were $0.8 million and $46.6 million, respectively, or less than 1% of our total assets, and were comprised primarily of derivative financial instruments. As of December 31, 2023 and December 31, 2022, Level 3 financial liabilities recorded at fair value on a recurring basis were $0 and $168.0 million, respectively.

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, character and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2023, and December 31, 2022, we carried a valuation allowance of $6.7 million and $6.2 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2023, and December 31, 2022, our liabilities for UTBs were $3.7 million.

In 2023, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $1.1 million, 1.0 million, $2.1 million in 2023, 2022, and 2021, respectively.

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

Maui Wildfires

On August 8, 2023, wildfires broke out in West Maui destroying the historic town of Lahaina as well as structures and farmland in Kula in Upcountry Maui and North Kihei. Roughly 2,200 structures were lost in the fire, 86% of which were homes. In support of those impacted by the Maui wildfires, Bank of Hawai'i Foundation donated $100,000 to Hawai'i Community Foundation's Maui Strong Fund and we continue to offer various relief loan repayment options to affected residents and businesses.

As of December 31, 2023, loans to our customers impacted by the Maui wildfires represented $154.9 million or 1% of our total loan portfolio, of which $144.0 million is secured and $10.9 million is unsecured. Exposures within the fire impacted zone decreased 8.5% from the previous quarter and our estimated potential loss remains at approximately $11.0 million.

Four months after the wildfires, there remains a great deal of uncertainty surrounding Maui’s recovery including the speed and timing of cleanup work, the extent and duration of support programs, how quickly displaced residents can move from hotels to permanent housing, and the amount of time and resources required for rebuilding. Bank of Hawai‘i remains committed to supporting the Maui community and will continue to closely monitor the impact on our customers.

Hawaii Economy

The initial adverse economic effects of the Maui wildfires have been somewhat smaller than feared but uncertainties remain about the progress of future recovery. As Maui rebuilds, spillovers to construction elsewhere in the state will be felt, Maui’s visitor industry and housing will continue to be impacted, and there will be an ongoing strain on County and State finances.

Due to the Maui wildfires, overall visitor counts to the State of Hawaii dipped below pre-pandemic levels. However, the Maui visitor industry has been recovering faster than anticipated and visitors to the rest of Hawaii reached record levels as travelers redirected their plans to other islands. Due to the weak yen, the Japanese visitor market continues to recover slowly. Considering ongoing recovery efforts on Maui, visitor arrivals to Hawaii are expected to remain flat in 2024 before returning to expected moderate growth in 2025.

Employment recovery on Maui has been more rapid than expected. Overall, the economic environment in Hawaii continues to show continued improvement with the unemployment rate falling from 3.3% in December 2022 to 2.9% in December 2023, which was below the U.S. unemployment rate of 3.7%. For the State overall, job growth is expected to slow throughout 2024; however, rebuilding on Maui is expected to push the need for construction workers and labor to record levels. Construction in other counties will have to compete for resources potentially causing delays in some planned public and private sector projects and likely leading to upward pressure on costs.

High interest rates have slowed the home resale market both because of the cost of first-time home purchases and the “lock-in effect” of the low rates many homeowners have on their current mortgage. While sales volume fell year-over-year given the sharp rise in interest rates, home prices remained relatively stable and months of inventory remained relatively low. The volume of single-family home sales on Oahu decreased 26.3% in 2023 compared to 2022, while the volume of condominium sales on Oahu decreased 28.0% in 2023 compared to 2022. The median price of single-family home sales on Oahu decreased by 5.0% in 2023 compared to 2022, while the condominium sales price on Oahu decreased by 0.3% in 2023 compared to 2022. As of December 31, 2023, months of inventory of single-family homes and condominiums on Oahu was 2.8 months and 3.2 months, respectively, compared to 2.1 months and 2.2 months as of December 31, 2022.

Earnings Summary

Net income for 2023 was $171.2 million, a decrease of $54.6 million or 24% compared to 2022. Diluted earnings per common share were $4.14 in 2023, a decrease of $1.34 or 24% compared to 2022. Our return on average assets was 0.71% in 2023, a decrease of 27 basis points from 2022, and our return on average shareholders’ equity was 12.63% in 2023, compared to 16.10% in 2022.

•
The return on average common equity for 2023 was 13.89% compared to 17.83% in 2022.
•
Net interest income was $497.0 million in 2023, a decrease of $43.5 million compared to 2022. The decrease was primarily due to higher funding costs, partially offset by higher earning asset yields. The net interest margin was 2.24% in 2023, a decrease of 26 basis points from 2022.
•
Noninterest income was $176.6 million in 2023, an increase of 12% from 2022.
•
Noninterest expense was $437.5 million in 2023, an increase of 5% compared to 2022
•
The effective tax rate for 2023 was 24.62% compared with 22.31% in 2022.

In 2023, we focused on strengthening our balance sheet, which we believe will position us well to deliver strong results in 2024.

•
Total non-performing assets were $11.7 million as of December 31, 2023, a decrease of $0.9 million from December 31, 2022. Non-performing assets as a percentage of total loans and leases and foreclosed real estate were 0.08% at December 31, 2023, a decrease of 1 basis point from 2022.
•
Net loan and lease charge-offs in 2023 were $7.8 million or 6 basis points of total average loans and leases outstanding. Net loan and lease charge-offs in 2023 were comprised of charge-offs of $15.0 million partially offset by recoveries of $7.2 million. Compared to 2022, net loan and lease charge-offs increased by $2.7 million or 2 basis points on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $146.4 million as of December 31, 2023, an increase of $2.0 million from December 31, 2022. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.05% at December 31, 2023, down 1 basis point from December 31, 2022.
•
Total assets were $23.7 billion as of December 31, 2023, an increase of 1% from December 31, 2022.
•
The investment securities portfolio was $7.4 billion as of December 31, 2023, a decrease of $0.9 billion or 10% from December 31, 2022. The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $14.0 billion as of December 31, 2023, an increase of 2% from December 31, 2022.
•
Total deposits were $21.1 billion as of December 31, 2023, an increase of 2% from December 31, 2022.
•
Total shareholders’ equity was $1.4 billion as of December 31, 2023, an increase of 7% from December 31, 2022.
•
150,000 shares of common stock were repurchased under the share repurchase program in 2023. Total remaining buyback authority under the share repurchase program was $126.0 million as of December 31, 2023.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on March 14, 2024 to shareholders of record at the close of business on February 29, 2024.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable-equivalent basis, are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 1
	2023			2022
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.5	$0.1	2.44%	$3.0	$-	1.05%
Funds Sold	540.4	28.3	5.24	260.5	4.3	1.64
Investment Securities
Available-for-Sale
Taxable	2,631.0	93.4	3.55	3,644.2	70.5	1.93
Non-Taxable	6.1	0.2	4.06	4.0	0.1	2.92
Held-to-Maturity
Taxable	5,173.9	92.2	1.78	4,750.0	80.9	1.70
Non-Taxable	35.1	0.7	2.10	35.6	0.7	2.10
Total Investment Securities	7,846.1	186.5	2.38	8,433.8	152.2	1.80
Loans Held for Sale	3.0	0.2	6.16	6.9	0.3	3.70
Loans and Leases [1]
Commercial and Industrial	1,497.1	74.0	4.94	1,349.3	46.2	3.42
Paycheck Protection Program	14.1	0.2	1.63	44.0	2.7	6.07
Commercial Mortgage	3,776.2	197.0	5.22	3,420.1	121.9	3.56
Construction	262.1	16.0	6.09	232.6	10.6	4.56
Commercial Lease Financing	63.7	0.8	1.30	88.5	1.3	1.49
Residential Mortgage	4,690.5	168.9	3.60	4,484.2	147.4	3.29
Home Equity	2,268.0	78.2	3.45	2,072.2	62.1	3.00
Automobile	866.1	31.8	3.67	786.1	25.4	3.23
Other [2]	413.8	25.3	6.12	419.5	23.0	5.49
Total Loans and Leases	13,851.6	592.2	4.28	12,896.5	440.6	3.42
Other	78.3	5.1	6.51	40.5	1.2	3.01
Total Earning Assets [3]	22,322.9	812.4	3.64	21,641.2	598.6	2.77
Cash and Due from Banks	292.1			237.4
Other Assets	1,339.2			1,128.1
Total Assets	$23,954.2			$23,006.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,978.7	$27.0	0.68%	$4,377.1	$6.1	0.14%
Savings	8,018.4	137.4	1.71	7,767.7	22.9	0.30
Time	2,424.8	86.4	3.56	1,135.5	10.7	0.94
Total Interest-Bearing Deposits	14,421.9	250.8	1.74	13,280.3	39.7	0.30
Funds Purchased	18.5	0.9	4.79	18.5	0.4	2.26
Short-Term Borrowings	114.0	5.7	5.01	58.6	2.1	3.53
Securities Sold Under Agreements to Repurchase	530.9	16.3	3.07	479.8	12.6	2.63
Other Debt	921.8	39.7	4.30	42.4	2	4.82
Total Interest-Bearing Liabilities	16,007.1	313.4	1.96	13,879.6	56.8	0.41
Net Interest Income		$499.0			$541.8
Interest Rate Spread			1.68%			2.36%
Net Interest Margin			2.24%			2.50%
Noninterest-Bearing Demand Deposits	5,990.5			7,270.4
Other Liabilities	601.1			454.2
Shareholders’ Equity	1,355.5			1,402.5
Total Liabilities and Shareholders’ Equity	$23,954.2			$23,006.7

1.
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
1.
Comprised of other consumer revolving credit, installment, and consumer lease financing.
2.
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $2.0 million and $1.3 million for the years ended December 31, 2023, and December 31, 2022, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2023 Compared to 2022
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$-	$0.1
Funds Sold	7.9	16.1	24.0
Investment Securities
Available-for-Sale
Taxable	(23.7)	46.6	22.9
Non-Taxable	0.1	-	0.1
Held-to-Maturity
Taxable	7.4	3.9	11.3
Total Investment Securities	(16.2)	50.5	34.3
Loans Held for Sale	(0.2)	0.1	(0.1)
Loans and Leases
Commercial and Industrial	5.5	22.3	27.8
Paycheck Protection Program	(1.2)	(1.3)	(2.5)
Commercial Mortgage	13.8	61.3	75.1
Construction	1.5	3.9	5.4
Commercial Lease Financing	(0.4)	(0.1)	(0.5)
Residential Mortgage	7.0	14.5	21.5
Home Equity	6.2	9.9	16.1
Automobile	2.7	3.7	6.4
Other [2]	(0.3)	2.6	2.3
Total Loans and Leases	34.8	116.8	151.6
Other	1.7	2.2	3.9
Total Change in Interest Income	28.1	185.7	213.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.6)	21.5	20.9
Savings	0.8	113.7	114.5
Time	21.8	53.9	75.7
Total Interest-Bearing Deposits	22.0	189.1	211.1
Funds Purchased	-	0.5	0.5
Short-Term Borrowings	2.5	1.1	3.6
Securities Sold Under Agreements to Repurchase	1.4	2.3	3.7
Other Debt	37.9	(0.2)	37.7
Total Change in Interest Expense	63.8	192.8	256.6
Change in Net Interest Income	$(35.7)	$(7.1)	$(42.8)

1.
The change in interest income and expense that are not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
2.
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

Yields on our earning assets increased by 87 basis points in 2023 compared to 2022 primarily due to the higher rate environment.

Yields on our investment securities portfolio increased by 58 basis points due to the higher rate environment and slower prepayments. Yields on our funds sold increased by 360 basis points also due to higher rates. Yields on our loan and lease portfolio increased by 86 basis points primarily due to an increase in yields on our floating rate loan portfolio and higher rates on loans that originated during the period and the interest income from interest rate swaps that were used to manage our exposure to changes in fair value of our fixed rate loans.

Interest rates paid on our interest-bearing liabilities increased by 155 basis points in 2023 compared to 2022. The interest rates on savings deposits increased by 141 basis points during 2023 compared to 2022. Interest rates paid on time deposits increased by 262 basis points during 2023 compared to 2022. The rates paid on our securities sold under agreements to repurchase increased by 44 basis points compared to 2022. Increases to our funding costs are primarily due to the higher interest rate environment and increased Federal Home Loan Bank advances.

The average balances of our earning assets increased by $0.7 billion or 3% in 2023 compared to 2022 primarily due to an increase in the average balances of our loan and lease portfolio. The average balances of our investment securities decreased by $0.6 billion or 7% in 2023 compared to 2022 primarily due to $159.1 million of investment securities sold in the third quarter of 2023 and cashflows from the portfolio not being reinvested into securities. The average balance of total loan and leases increased by $955.1 million in 2023 compared to 2022 due to growth in our commercial mortgage, residential mortgage, and home equity loan portfolios. The average balance of our commercial mortgage portfolio increased by $356.1 million or 10% in 2023 compared to 2022 as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $206.3 million or 5% in 2023 compared to 2022 primarily due to loan originations partially offset by lower payoff activities. The average balance of our home equity portfolio increased by $195.8 million or 9% in 2023 compared to 2022 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our interest-bearing liabilities increased by $2.1 billion or 15% in 2023 compared to 2022 primarily due to increased time deposits and borrowings from the FHLB. The average balances of our core interest-bearing deposit products decreased by $147.7 million or 1% in 2023 compared to 2022 as customers moved their funds into higher rate time deposits. The average balances of our interest-bearing deposits increased by $1.1 billion or 9% in 2023 compared to 2022 primarily due to increased time deposits. The average balance of our time deposits increased by $1.3 billion or 114% in 2023 compared to 2022 as customers moved their funds into higher yielding deposit products as a result of the higher rate environment. The average balances of our securities sold under agreements to repurchase increased by $51.1 million or 11% in 2023 compared to 2022. The increase was due to $300.0 million in repurchase agreements originated in late 2022, offset by terminations of $575 million in the third quarter of 2023. The average balance of our other debt, which was comprised primarily of FHLB advances, increased by $879.4 million in 2023 compared to 2022, primarily due to FHLB advances originated during 2023.

Noninterest Income

Table 3 presents the major components of noninterest income for 2023 and 2022.

Noninterest Income	Table 3
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2023	2022	2023 to 2022
Trust and Asset Management	$43,597	$43,803	$(206)	(0)%
Mortgage Banking	4,255	5,980	(1,725)	(29)
Service Charges on Deposit Accounts	31,116	29,620	1,496	5
Fees, Exchange, and Other Service Charges	55,556	54,914	642	1
Investment Securities Losses, Net	(11,455)	(6,111)	(5,344)	87
Annuity and Insurance	4,736	3,782	954	25
Bank-Owned Life Insurance	11,643	9,968	1,675	17
Other	37,161	15,585	21,576	138
Total Noninterest Income	$176,609	$157,541	$19,068	12%

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights. Mortgage banking income decreased by $1.7 million or 29% in 2023 compared to 2022. This decrease was primarily due to the $1.8 million impairment recovery in 2022.

Investment securities losses increased by $5.3 million in 2023 compared to 2022. The increase was primarily due to $4.6 million net losses on sales of investment securities. Although the Company had the ability to hold its investment securities until maturity, during 2023, it made the strategic decision to reduce the size of its AFS portfolio by selling various corporate and municipal bonds which resulted in a realized loss of $4.6 million.

Bank-owned life insurance increased by $1.7 million or 17% in 2023 compared to 2022 primarily due to an increase in death benefits received in 2023.

Other noninterest income increased by $21.6 million or 138% in 2023 compared to 2022. This increase was primarily due to a $14.7 million gain on the extinguishment of repurchase agreements in 2023 combined with a $6.9 million loss on the sale of leased assets that was recognized in the prior year.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2023 and 2022.

Noninterest Expense	Table 4
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2023	2022	2023 to 2022
Salaries and Benefits:
Salaries	$154,497	$146,840	$7,657	5%
Incentive Compensation	13,339	23,425	(10,086)	(43)
Share-Based Compensation	14,770	15,220	(450)	(3)
Commission Expense	2,798	4,708	(1,910)	(41)
Retirement and Other Benefits	15,707	17,242	(1,535)	(9)
Payroll Taxes	14,677	13,395	1,282	10
Medical, Dental, and Life Insurance	12,767	11,958	809	7
Separation Expense	5,524	2,482	3,042	123
Total Salaries and Benefits	234,079	235,270	(1,191)	(1)
Net Occupancy	39,924	39,441	483	1
Net Equipment	40,251	38,374	1,877	5
Data Processing	18,836	18,362	474	3
Professional Fees	17,459	14,557	2,902	20
FDIC Insurance	28,313	6,546	21,767	333
Other Expense:
Delivery and Postage Services	6,656	6,606	50	1
Mileage Program Travel	4,381	4,591	(210)	(5)
Merchant Transaction and Card Processing Fees	6,509	6,005	504	8
Advertising	8,171	9,976	(1,805)	(18)
Amortization - Solar Energy Partnership Investments	777	1,189	(412)	(35)
Other	32,162	34,348	(2,186)	(6)
Total Other Expense	58,656	62,715	(4,059)	(6)
Total Noninterest Expense	$437,518	$415,265	$22,253	5%

Total salaries and benefits decreased by $1.2 million or 1% in 2023 compared to 2022 primarily due to a decrease in incentive compensation coupled with a decrease in commission expense and retirement and other benefits. These decreases were offset by an increase in base salaries, payroll taxes, and separation expense.

Professional fees expense increased by $2.9 million or 20% in 2023 compared to 2022 primarily due to an increase in legal fees coupled with an increase in outsourcing various administrative and support functions.

FDIC insurance increased by $21.8 million or 333% in 2023 compared to 2022 primarily due to a $14.7 million charge due to an industry-wide FDIC special assessment and an increase in the initial base deposit insurance assessment rate. In November 2023, the FDIC issued a final rule to implement a special assessment to recover the losses to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank. The special assessment will be collected at an annual rate of approximately 13.4 basis points to an assessment base that would equal an Insured Depository Institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, and will be paid in eight quarterly installments beginning in the second quarter of 2024. In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2023 and 2022:

Provision for Income Taxes and Effective Tax Rates	Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2023	$55,914	24.62%
2022	$64,830	22.31%

The provision for income taxes was $55.9 million in 2023, a decrease of $8.9 million compared to 2022. The higher effective tax rate in 2023 compared to 2022 was primarily due to a decrease in tax benefits from tax-advantaged investments in 2023.

Analysis of Business Segments

Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2023 and 2022. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2023	2022 [1]
Consumer Banking	$132,641	$88,364
Commercial Banking	128,545	124,157
Total	261,186	212,521
Treasury and Other	(89,984)	13,283
Consolidated Total	$171,202	$225,804

1.
Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $44.3 million or 50% in 2023 compared to 2022, primarily due to an increase in net interest income. This was partially offset by increases in noninterest expense and the provision for credit losses. The increase in net interest income was primarily due to higher deposit spreads and higher loan balances, partially offset by lower loan spreads and lower deposit balances. The increase in noninterest expense is primarily due to higher allocated expense related to the FDIC special assessment recorded in the fourth quarter of 2023. The increase in the provision for credit losses was primarily due to higher net charge-offs in the installment loan portfolio, and lower recoveries in the residential mortgage and home equity portfolios.

Commercial Banking

Net income increased by $4.4 million or 4% in 2023 compared to 2022 primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense, and an increased tax provision. The increase in interest income is primarily due to higher spreads on noninterest bearing deposits, along with larger average balances on time deposits and commercial mortgage loans. The increase in net interest income was partially offset by decreased spreads on commercial and industrial and construction loans, as well as interest bearing deposit and savings spreads. The increase in noninterest income is primarily due to a one-time pre-tax charge of $6.9 million in the third quarter of 2022 related to our agreement to sell assets which terminated certain leveraged leases, along with increases in merchant income, and fees earned on money market sweep balances. The increase was partially offset by a decrease in account analysis, loan fees, letters of credit, and customer derivative program revenue. The increase in noninterest expense was driven by increased salaries and benefits, merchant transaction fees, broker charges related to customer derivative program revenue, and higher allocated expenses from support units.

Treasury and Other

Net income decreased by $103.3 million in 2023 compared to 2022 primarily due to lower net interest income and higher noninterest expense, partially offset by higher noninterest income. Provision for credit losses in 2023 was $14.1 million higher than in 2022, as 2022 included $12.9 million in provision recovery resulting from higher provision expense taken during COVID-19. Net interest income decreased by $123.1 million in 2023 from 2022 as a result of higher deposit spreads, partially offset by higher loan spreads. Noninterest income in 2023 was $12.0 million higher than 2022, primarily as a result of a $7.8 million gain on debt extinguishment. Noninterest expense in 2023 was $5.2 million higher than 2022. This increase is primarily due to early termination costs incurred in the third and fourth quarter of 2022. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2023
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$1.3	1.7%	$222.0	2.9%	$—	0.0%	$—	0.0%	$223.3	2.8%	$212.6
Debt Securities Issued by States and Political Subdivisions	0.3	2.7	6.1	2.2	67.0	2.1	—	—	73.4	2.1	63.8
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	0.5	1.6	1.5	—	—	—	—	1.6	1.5	1.5
Debt Securities Issued by Corporations	—	—	239.7	4.2	466.3	5.1	—	—	706.0	4.8	657.7
Mortgage-Backed Securities [2]
Residential - Government Agencies	1.8	3.7	131.7	3.0	580.4	2.4	—	—	713.9	2.5	629.3
Residential - U.S. Government- Sponsored Enterprises	0.8	2.3	327.0	1.5	490.5	1.9	—	—	818.3	1.8	709.1
Commercial - Government Agencies	—	—	151.1	2.7	6.4	2.5	—	—	157.5	2.7	134.9
Total Mortgage-Backed Securities	2.6	3.3	609.8	2.2	1,077.3	2.2	—	—	1,689.7	2.2	1,473.3
Total Available-for-Sale	$4.2	2.7%	$1,079.2	2.8%	$1,610.6	3.0%	$—	0.0%	$2,694.0	2.9%	$2,408.9
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	0.0%	$82.2	1.2%	$49.5	1.5%	$—	0.0%	$131.7	1.3%	$116.5
Debt Securities Issued by Corporations	0.7	1.8	—	—	10.8	1.6	—	—	11.5	1.6	9.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	5.6	2.3	102.4	2.8	1,566.1	1.5	—	—	1,674.1	1.6	1,408.6
Residential - U.S. Government- Sponsored Enterprises	0.5	1.6	85.4	2.3	2,278.8	1.9	379.4	1.9	2,744.1	1.9	2,374.1
Commercial - Government Agencies	3.5	2.5	262.3	1.4	135.3	1.5	34.8	1.7	435.9	1.5	344.9
Total Mortgage-Backed Securities	9.6	2.4	450.1	1.9	3,980.2	1.7	414.2	1.9	4,854.1	1.7	4,127.6
Total Held-to-Maturity	$10.3	2.3%	$532.3	1.8%	$4,040.5	1.7%	$414.2	1.9%	$4,997.3	1.7%	$4,253.6
Total Investment Securities
As of December 31, 2023	$14.5		$1,611.5		$5,651.1		$414.2		$7,691.3		$6,662.5
As of December 31, 2022	$29.4		$1,564.0		$6,595.6		$397.5		$8,586.5		$7,460.2

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.
2
Information for mortgage-backed securities and small business administration securities reflect weighted average life, including anticipated future prepayments.

As of December 31, 2023, our investment securities portfolio was comprised of securities with an average base duration of approximately 5.45 years.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds deployed into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories.

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in the portfolio. As of December 31, 2023, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of December 31, 2023, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.83 years.

Gross unrealized gains in our investment securities portfolio were $0.7 million as of December 31, 2023, and $1.9 million as of December 31, 2022. Gross unrealized losses in the investment securities portfolio were $1.0 billion as of December 31, 2023, and $1.1 billion as of December 31, 2022. The overall decrease in net unrealized losses was primarily due to prepayments and sale of securities in the third quarter of 2023.

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

See Note 3 to the Consolidated Financial Statements for more information.

The Company’s corporate bond holdings as of December 31, 2023, had a fair value of $667.2 million. Of this total, $4.1 million or 1% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government, and $8.8 million or 1% was fully guaranteed by the U.S. government acting through the U.S. Agency for International Development. Of the remaining $654.3 million of corporate bonds, all were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Commercial
Commercial and Industrial	$1,652,699	$1,389,066	$1,361,921	$1,357,610	$1,379,152
Paycheck Protection Program	11,369	19,579	126,779	517,683	—
Commercial Mortgage	3,749,016	3,725,542	3,152,130	2,854,829	2,518,051
Construction	304,463	260,825	220,254	259,798	194,170
Lease Financing	59,939	69,491	105,108	110,766	122,454
Total Commercial	5,777,486	5,464,503	4,966,192	5,100,686	4,213,827
Consumer
Residential Mortgage	4,684,171	4,653,072	4,309,602	4,130,513	3,891,100
Home Equity	2,264,827	2,225,950	1,836,588	1,604,538	1,676,073
Automobile	837,830	870,396	736,565	708,800	720,286
Other [1]	400,712	432,499	410,129	395,483	489,606
Total Consumer	8,187,540	8,181,917	7,292,884	6,839,334	6,777,065
Total Loans and Leases	$13,965,026	$13,646,420	$12,259,076	$11,940,020	$10,990,892

1.
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $14.0 billion as of December 31, 2023. This represents a $318.6 million or 2% increase from December 31, 2022, primarily due to growth in the commercial loan and lease portfolio.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, Paycheck Protection Program loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisitions, expansion, working capital, and other general business purposes. Paycheck Protection Program loans provided cash flow assistance to small businesses affected by economic conditions as a result of the COVID-19 pandemic. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii. Commercial mortgages are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%. The commercial properties are predominantly multifamily, industrial and retail centers that are primarily grocery or drug store-anchored, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business.

Construction loans are made for the purchase or construction of a property for which repayment will be generated by the property. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category. Lease financing consists of sales-type leases used by commercial customers to finance capital purchases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits, which have a business connection to Hawaii or are associated with a Hawaii customer relationship.

Commercial loans and leases were $5.8 billion as of December 31, 2023, an increase of $313.0 million or 6% from December 31, 2022. Commercial and industrial loans increased by $263.6 million or 19% from December 31, 2022 primarily due to higher corporate demand for funding from new and existing customers. Paycheck Protection Program loans decreased by $8.2 million or 42% from December 31, 2022, primarily due to paydowns. Commercial mortgage loans increased by $23.5 million or 1% from December 31, 2022, primarily due to continued demand from new and existing customers. Construction loans increased by $43.6 million or 17% from December 31, 2022, primarily due to demand from new and existing customers offset by paydowns and loans converted to commercial mortgages. Lease financing decreased by $9.6 million or 14% from December 31, 2022, primarily due to paydowns.

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

Consumer loans and leases were $8.2 billion as of December 31, 2023, and remained relatively unchanged from December 31, 2022. Residential mortgage loans increased by $31.1 million or 1% from December 31, 2022. While production has decreased significantly due to the higher rate environment, overall loan balances increased primarily due to a shift in consumer preference to lower adjustable rate mortgages for new home purchases over fixed rate mortgages. Home equity increased by $38.9 million or 2% from December 31, 2022, as production continued to exceed payoffs and amortization despite lower production levels. Automobile loans decreased by $32.6 million or 4% from December 31, 2022 due to a decrease in production from a rising rate environment. Other consumer loans decreased by $31.8 million or 7% from December 31, 2022, due to a slowdown in installment loan originations and continued paydown of installment loans and automobile loans and leases.
See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2023
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
Commercial
Commercial and Industrial	$1,422,819	$142,264	$71,576	$16,040	$1,652,699
Paycheck Protection Program	9,192	1,522	318	337	11,369
Commercial Mortgage	3,270,239	288,174	190,165	438	3,749,016
Construction	304,463	—	—	—	304,463
Lease Financing	59,152	—	787	—	59,939
Total Commercial	5,065,865	431,960	262,846	16,815	5,777,486
Consumer
Residential Mortgage	4,606,763	3,467	73,504	437	4,684,171
Home Equity	2,216,554	44	48,229	—	2,264,827
Automobile	648,937	—	146,885	42,008	837,830
Other [2]	343,054	—	48,020	9,638	400,712
Total Consumer	7,815,308	3,511	316,638	52,083	8,187,540
Total Loans and Leases	$12,881,173	$435,471	$579,484	$68,898	$13,965,026
Percentage of Total Loans and Leases	92%	3%	4%	0%	100%
1.
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.
2.
Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in Shared National Credits.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 10
	December 31, 2023
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years	Due After Five to Ten Years	Due After Ten to Fifteen Years	Due After Fifteen Years	Total	Variable Rate Loans	Fixed Rate Loans
Commercial
Commercial and Industrial	$543,874	$378,938	$399,177	$148,285	$182,425	$1,652,699	$1,189,921	$462,778
Paycheck Protection Program	—	11,369	—	—	—	11,369	—	11,369
Commercial Mortgage	283,581	1,361,882	1,936,444	164,014	3,095	3,749,016	2,324,803	1,424,213
Construction	86,009	81,317	30,559	20,911	85,667	304,463	239,224	65,239
Lease Financing	3,274	43,693	12,972	—	—	59,939	—	59,939
Total Commercial	916,738	1,877,199	2,379,152	333,210	271,187	5,777,486	3,753,948	2,023,538
Consumer
Residential Mortgage	310	36,525	90,643	309,572	4,247,121	4,684,171	669,918	4,014,253
Home Equity	3,415	7,721	49,619	416,864	1,787,208	2,264,827	1,136,737	1,128,090
Automobile	12,181	555,716	269,933	—	—	837,830	—	837,830
Other [2]	52,159	270,480	78,073	—	—	400,712	36,917	363,795
Total Consumer	68,065	870,442	488,268	726,436	6,034,329	8,187,540	1,843,572	6,343,968
Total Loans and Leases	$984,803	$2,747,641	$2,867,420	$1,059,646	$6,305,516	$13,965,026	$5,597,520	$8,367,506
1.
Based on contractual maturities.
2.
Comprised of other revolving credit, installment, and lease financing.

Goodwill

Goodwill was $31.5 million as of December 31, 2023, and December 31, 2022. As of December 31, 2023, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $639.5 million as of December 31, 2023, an increase of $65.5 million or 11% from December 31, 2022. The increase resulted from various items. Derivative financial instruments increased by $47.4 million due to the conversion of our interest rate swap portfolio from LIBOR to CME Term SOFR. Collateral payments received for our LIBOR swap portfolio were considered legal settlements of the derivatives' exposure in accordance with the rules of the central clearinghouses that were used for settlement purposes. These payments were required to be presented as a contra asset, which reduced the balance of our derivative financial instruments. Currently, our CME Term SOFR swaps are not clearable via a central clearinghouse. Thus, collateral payments received are treated as collateral rather than legal settlements of the derivatives' exposure and are presented in Other Liabilities in the consolidated statements of condition. Low-income housing and other equity investments increased by $33.6 million due to new projects, partially offset by amortization of existing investments. Federal Home Loan Bank of Des Moines stock increased by $9.2 million due to increase of activity-based stock. In 2023, we restructured investments held by the deferred compensation plan. As a result, $43.5 million of plan assets were classified as Bank-Owned Life Insurance in the Consolidated Statements of Condition as of December 31, 2023. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2023, and December 31, 2022.

Deposits	Table 11
	December 31,
(dollars in thousands)	2023	2022
Consumer	$10,319,809	$10,304,335
Commercial	8,601,224	8,569,670
Public and Other	2,134,012	1,741,691
Total Deposits	$21,055,045	$20,615,696

Total deposits were $21.1 billion as of December 31, 2023, a $439.3 million or 2% increase from December 31, 2022. This increase was primarily due to an increase in public and other deposits. Consumer and commercial deposits remained relatively unchanged from December 31, 2022. Public and other deposits increased by $392.3 million or 23% due to an increases of $299.2 million in core deposits and $93.1 million in time deposits.

Table 12 presents the components of our savings deposits as of December 31, 2023, and December 31, 2022.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2023	2022
Money Market	$3,258,631	$3,101,594
Regular Savings	4,930,841	4,860,816
Total Savings Deposits	$8,189,472	$7,962,410

Table 13 presents the maturity distribution of the estimated uninsured time deposits as of December 31, 2023, and December 31, 2022.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 13
	December 31,
(dollars in thousands)	2023	2022
Remaining maturity:
Three months or less	$663,342	$715,224
After three through six months	382,684	180,933
After six through twelve months	236,205	242,426
After twelve months	483,841	115,335
Total	$1,766,072	$1,253,918

Estimated uninsured time deposits increased $512.2 million from December 31, 2022, primarily due to higher interest rates attracting more time deposits. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

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

Uninsured Deposits Reconciliation		Table 13a
	December 31,
(dollars in thousands)	2023	2022
Estimated Uninsured Deposits, as Reported in our Call Report	$11,012,425	$10,486,438
Less:
Deposits Collateralized by Government-Backed Securities	(2,038,011)	(1,630,468)
Intercompany Deposits of Wholly-Owned Subsidiaries	(69,399)	(63,132)
Other	(34,340)	(4,309)
Adjusted Uninsured Deposits	$8,870,675	$8,788,529

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
	December 31,
(dollars in thousands)	2023	2022
Private Institutions	$150,000	$725,000
Government Entities	490	490
Total Securities Sold Under Agreements to Repurchase	$150,490	$725,490

Securities sold under agreements to repurchase as of December 31, 2023, decreased by $575.0 million or 79% from December 31, 2022. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would be 0.6 years. Each of our repurchase agreements is accounted for as collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. See Note 9 Securities Sold Under Agreements to Repurchase for more information.

Other Debt

Other debt was $560.2 million as of December 31, 2023, an increase of $149.9 million or 37% from December 31, 2022. In 2023, we added a net $550.0 million of FHLB advances with a weighted-average interest rate of 4.13% and maturity dates ranging from 2026 to 2028. As of December 31, 2023, our available capacity under our line of credit with the FHLB was $2.5 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $23.7 million as of December 31, 2023, a $3.3 million or 12% decrease from December 31, 2022. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The decrease in retirement benefits payable was primarily due to the improvement of the funded status of the pension plan due to better than expected return on investment assets.

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

Discount Rate Sensitivity Analysis						Table 15
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2023 Net Periodic Benefit Cost	5.51%	5.58%	$25	$(49)	$(30)	$49
Benefit Plan Obligations as of December 31, 2023	5.44%	5.51%	(1,536)	(588)	1,566	603
Estimated 2024 Net Periodic Benefit Cost	5.44%	5.51%	18	(52)	(23)	52

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

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2023 and December 31, 2022, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

Home equity lines and loans are secured primarily by a first lien mortgage, or a second lien mortgage on a primary residence, secondary residence, or investor property. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property for primary residence and up to 75% of the value of the collateral property for second residence or investor at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, liquidity and credit scores. Maximum loan amounts and LTVs are determined by collateral value and customer segment.

Automobile lending activities include loans and leases secured by new or used automobiles, and leases secured by new automobiles. We originate automobile loans on an indirect basis through selected dealerships in Hawaii, Guam and Saipan, and we originate automobile leases on an indirect basis through selected dealerships in Hawaii. Our procedures for underwriting automobile loans and leases include an assessment of an applicant’s overall financial capacity and repayment ability. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the automobile collateral to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$39	$37	$243	$441	$830
Commercial Mortgage	2,884	3,309	8,205	8,527	9,244
Total Commercial	2,923	3,346	8,448	8,968	10,074
Consumer
Residential Mortgage	2,935	4,239	3,305	3,223	4,125
Home Equity	3,791	4,022	4,881	3,958	3,181
Total Consumer	6,726	8,261	8,186	7,181	7,306
Total Non-Accrual Loans and Leases	9,649	11,607	16,634	16,149	17,380
Foreclosed Real Estate	2,098	1,040	2,332	2,332	2,737
Total Non-Performing Assets	$11,747	$12,647	$18,966	$18,481	$20,117
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	3,814	2,429	3,159	5,274	1,839
Home Equity	1,734	1,673	3,456	3,187	4,125
Automobile	399	589	729	925	949
Other [1]	648	683	426	1,160	1,493
Total Consumer	6,595	5,374	7,770	10,546	8,406
Total Accruing Loans and Leases Past Due 90 Days or More	$6,595	$5,374	$7,770	$10,546	$8,406
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$28,651	$43,658	$60,519	$68,065	$63,103
Total Loans and Leases	$13,965,026	$13,646,420	$12,259,076	$11,940,020	$10,990,892
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.09%	0.14%	0.14%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.08%	0.09%	0.15%	0.15%	0.18%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.05%	0.08%	0.09%	0.11%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.05%	0.06%	0.17%	0.18%	0.24%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.11%	0.11%	0.14%	0.14%	0.15%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.13%	0.22%	0.24%	0.26%

1.
Comprised of other revolving credit, installment, and lease financing.

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for 2023:

(dollars in thousands)	Table 17
Balance at Beginning of Year	$12,647
Additions	5,669
Reductions
Payments	(4,039)
Return to Accrual Status	(2,520)
Charge-offs/Write-downs	(10)
Total Reductions	(6,569)
Balance at End of Year	$11,747

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

Residential mortgage non-accrual loans decreased by $1.3 million or 31% from December 31, 2022. As of December 31, 2023, our residential mortgage non-accrual loans were comprised of 16 loans with a weighted average current loan-to-value of 59%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $2.1 million as of December 31, 2023.

If interest due on the balances of all non-accrual loans as of December 31, 2023 had been accrued under the original terms, approximately $0.9 million in total interest income would have been recorded in 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well-secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $6.6 million as of December 31, 2023, a $1.2 million or 23% increase from December 31, 2022. This increase was primarily in our residential mortgage and home equity portfolios.

Reserve for Credit Losses

The reserve for credit losses consists of the Allowance and the Unfunded Reserve. Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2023	2022	2021	2020	2019
Balance at Beginning of Period	$151,247	$164,297	$221,303	$116,849	$113,515
CECL Adoption (Day 1) Impact	—	—	—	(5,072)	—
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(987)	(925)	(1,117)	(1,697)	(1,122)
Commercial Mortgage	—	—	—	—	(1,616)
Consumer
Residential Mortgage	(6)	(80)	(316)	(204)	(112)
Home Equity	(82)	(100)	(417)	(397)	(900)
Automobile	(5,247)	(4,652)	(4,939)	(6,496)	(7,130)
Other [1]	(8,645)	(7,585)	(10,530)	(12,244)	(13,075)
Total Loans and Leases Charged-Off	(14,967)	(13,342)	(17,319)	(21,038)	(23,955)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	350	552	506	2,288	1,513
Commercial Mortgage	—	—	—	40	—
Consumer
Residential Mortgage	489	1,193	2,467	1,292	1,927
Home Equity	1,073	1,500	1,666	2,892	2,339
Automobile	2,782	2,276	3,510	3,775	2,961
Other [1]	2,455	2,702	3,205	3,613	2,549
Total Recoveries on Loans and Leases Previously Charged-Off	7,149	8,223	11,354	13,900	11,289
Net Charged-Off - Loans and Leases	(7,818)	(5,119)	(5,965)	(7,138)	(12,666)
Net Charged-Off - Accrued Interest Receivable	—	(131)	(541)	—	—
Provision for Credit Losses [2]
Loans and Leases	9,782	(8,263)	(52,466)	115,100	16,000
Accrued Interest Receivable [3]	—	(283)	(1,745)	2,700	—
Unfunded Commitments [4]	(782)	746	3,711	(1,136)	—
Total Provision for Credit Losses	9,000	(7,800)	(50,500)	116,664	16,000
Balance at End of Period	$152,429	$151,247	$164,297	$221,303	$116,849
Components
Allowance for Credit Losses - Loans and Leases	$146,403	$144,439	$157,821	$216,252	$110,027
Allowance for Credit Losses - Accrued Interest Receivable [3]	—	—	414	2,700	—
Reserve for Unfunded Commitments [4]	6,026	6,808	6,062	2,351	6,822
Total Reserve for Credit Losses	$152,429	$151,247	$164,297	$221,303	$116,849
Average Loans and Leases Outstanding	$13,851,551	$12,896,510	$12,023,669	$11,592,093	$10,688,424
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.06%	0.04%	0.05%	0.06%	0.12%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [5]	1.05%	1.06%	1.29%	1.81%	1.00%
1.
Comprised of other revolving credit and installment financing.
2.
Certain prior period information has been reclassified to conform to current presentations.
3.
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
4.
The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition. For the years ended December 31, 2022 and 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income. In previous reporting periods, the offsetting provision was recorded in other noninterest expense.
5.
The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses

Table 19 and 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 19
	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Commercial
Commercial and Industrial	$34,036	$24,283	$27,650	$43,092	$29,281
Commercial Mortgage	32,646	32,588	29,997	31,723	38,335
Construction	5,090	4,223	4,311	5,417	4,840
Lease Financing	2,302	2,806	2,992	4,615	1,345
Total Commercial	74,074	63,900	64,950	84,847	73,801
Consumer
Residential Mortgage	19,452	17,079	20,721	32,643	6,366
Home Equity	14,317	16,654	18,924	37,987	9,777
Automobile	18,799	21,566	25,018	28,822	9,269
Other [1]	19,761	25,240	28,208	31,953	10,814
Total Consumer	72,329	80,539	92,871	131,405	36,226
Total Allocation of Allowance for Credit Losses	$146,403	$144,439	$157,821	$216,252	$110,027
1
Comprised of other revolving credit, installment, and lease financing.

Allocation of Allowance as Percent of Loan or Lease Category										Table 20
	December 31,
	2023		2022		2021		2020		2019
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	2.05%	11.91%	1.72%	10.32%	1.86%	12.14%	2.30%	15.70%	2.12%	12.55%
Commercial Mortgage	0.87	26.85	0.87	27.30	0.95	25.71	1.11	23.91	1.52	22.91
Construction	1.67	2.18	1.62	1.91	1.96	1.80	2.09	2.18	2.49	1.77
Lease Financing	3.84	0.43	4.04	0.51	2.85	0.86	4.17	0.93	1.10	1.11
Total Commercial	1.28	41.37	1.17	40.04	1.31	40.51	1.66	42.72	1.75	38.34
Consumer
Residential Mortgage	0.42	33.55	0.37	34.10	0.48	35.15	0.79	34.59	0.16	35.40
Home Equity	0.63	16.22	0.75	16.31	1.03	14.98	2.37	13.44	0.58	15.25
Automobile	2.24	6.00	2.48	6.38	3.40	6.01	4.07	5.94	1.29	6.55
Other [1]	4.93	2.86	5.84	3.17	6.88	3.35	8.08	3.31	2.21	4.46
Total Consumer	0.88	58.63	0.98	59.96	1.27	59.49	1.92	57.28	0.53	61.66
Total	1.05%	100.00%	1.06%	100.00%	1.29%	100.00%	1.81%	100.00%	1.00%	100.00%
1
Comprised of other revolving credit, installment, and lease financing.

Allowance for Credit Losses – Loans and Leases

As of December 31, 2023, the Allowance was $146.4 million or 1.05% of total loans and leases outstanding compared with an Allowance of $144.4 million or 1.06% of total loans and leases outstanding as of December 31, 2022. The Allowance reflects management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach. The Allowance and the Ratio of Allowance for Credit Losses to Loans and Leases Outstanding was stable compared with 2022.

Net charge-offs of loans and leases were $7.8 million or 0.06% of total average loans and leases in 2023 compared to $5.1 million or 0.04% of total average loans and leases in 2022. Net charge-offs in our consumer portfolios were $7.2 million in 2023 compared to $4.7 million in 2022. This increase was primarily reflected in our other and automobile portfolio. Net charge-offs in our commercial portfolios were $0.6 million in 2023 compared to $0.4 million in 2022. This increase was primarily reflected in our commercial and industrial portfolio

The allocation of the Allowance to our commercial portfolio segment increased by $10.2 million or 16% from December 31, 2022. This increase was primarily due to a $9.8 million increase in the Allowance allocated to the commercial and industrial portfolio. The increase is primarily due to the impact of an increase in criticized balances and qualitative adjustments related to potential additional risk rating migration caused by economic conditions on Maui following the August wildfires.

The allocation of the Allowance to our consumer portfolio segment decreased by $8.2 million or 10% from December 31, 2022. This reduction was primarily due to a $2.8 million decrease in the Allowance allocated to the automobile portfolio and a $5.5 million decrease in the Allowance allocated to the other portfolio. The reductions were primarily due to lower loss forecasts, due to low production and improved UHERO unemployment rate forecast for the State of Hawaii.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.0 million as of December 31, 2023, and $6.8 million as of December 31, 2022, a decrease of $0.8 million, which was primarily due to the impact of slightly lower historical loss rates and increased average utilization rates in the commercial and industrial portfolio.

Provision for Credit Losses

The provision for credit losses was a net expense of $9.0 million in 2023 and a net benefit of $7.8 million in 2022. The increase in the provision was primarily due to reduction in the allowance for credit losses in 2022 and higher net charge-offs in 2023.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $63.8 million as of December 31, 2023, and $95.3 million as of December 31, 2022. We also maintained investments in corporate bonds with a carrying value of $669.2 million as of December 31, 2023, and $811.7 million as of December 31, 2022. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

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

Interest Rate Risk

The objective of our interest rate risk management process is to optimize net interest income while operating within acceptable limits that balance expected return with potential earnings and price volatility that may arise due to changes in interest rates over short-term, medium-term, and long-term time horizons while maintaining adequate levels of funding and liquidity. The potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. Our investment securities portfolio is also subject to significant interest rate risk.

We utilize two management guidelines to measure our interest rate risk exposure to fluctuations in interest rates: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve that range from -400 basis points to +400 basis points. NII sensitivity is measured over two successive 12-month periods and thus evaluates interest rate risk over short-term and medium-term time horizons, while EVE sensitivity, which captures the present value of all on and off balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the year ended December 31, 2023, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation as a result of balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolio has significant repricing volumes and cash flows from maturities and paydowns, providing us with the opportunity to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of December 31, 2023, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 11 to the Consolidated Financial Statements.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 21A presents, for the twelve months subsequent to December 31, 2023, and December 31, 2022, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile			Table 21A
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2023		December 31, 2022
Immediate Change in Interest Rates (basis points)
+400	$109,909	21.6%	$43,864	7.5%
+300	85,238	16.7	32,989	5.7
+200	59,228	11.6	22,100	3.8
+100	31,961	6.3	11,627	2.0
-100	(33,605)	(6.6)	(8,659)	(1.5)
-200	(64,601)	(12.7)	(20,051)	(3.4)
-300	(95,971)	(18.8)	(35,230)	(6.0)
-400	(129,431)	(25.4)	(50,426)	(8.7)

Based on our net interest income simulation as of December 31, 2023, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of December 31, 2023, NII sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2023, was more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2022. Year-over-year NII sensitivity increased due to the addition of pay-fixed interest rate swaps, partially offset by an increase in deposit sensitivity. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become more inverted for a period of time. Conversely, if the yield curve were to steepen, net interest income may increase.

The following table presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the statement of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 21B
	Impact on Economic Value of Equity
(dollars in thousands)	December 31, 2023		December 31, 2022
Immediate Change in Interest Rates (basis points)
+400	$(852,829)	(30.1)%	$(1,037,871)	(33.4)%
+300	(624,395)	(22.1)	(779,383)	(25.1)
+200	(396,259)	(14.0)	(517,641)	(16.6)
+100	(180,902)	(6.4)	(255,839)	(8.2)
-100	136,083	4.8	197,923	6.4
-200	188,466	6.7	254,443	8.2
-300	42,697	1.5	111,788	3.6
-400	(235,282)	(8.3)	(155,757)	(5.0)

EVE sensitivity year-over-year was largely unchanged, despite the higher rate environment, as the addition of pay-fixed swaps helped to offset the sensitivity of fixed-rate assets in up rate shock environments.

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

We maintain access to ample sources of readily available contingent liquidity. As of December 31, 2023, we had pledged loans and investment securities to the Federal Reserve Discount Window and the Bank Term Funding Program (“BTFP”) and had remaining borrowing capacity of $6.4 billion. The BTFP enables depository institutions to pledge eligible investment securities, primarily government and agency securities, to the Federal Reserve with borrowing capacity based upon the par value, not the fair value, of collateral. Although the BTFP is set to expire in March 2024, we have not accessed the facility and the investment securities pledged under the BTFP are eligible for pledging to the Federal Reserve Discount Window. As a result, we expect the expiration of the BTFP will not have a significant impact on our available liquidity. We are also a member of the Federal Home Loan Bank (“FHLB”) Des Moines. As of December 31, 2023, we had remaining borrowing capacity of $2.5 billion.

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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of December 31, 2023, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position throughout 2023. As of December 31, 2023, cash and cash equivalents were $1.0 billion, the carrying value of our available-for-sale investment securities was $2.4 billion, and total deposits were $21.1 billion. As of December 31, 2023, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.83 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of December 31, 2023, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since December 31, 2023, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 22 below.

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Change in Shareholders' Equity
Net Income	$171,202	$225,804	$253,372	$153,804	$225,913
Cash Dividends Paid on Common Shares	(111,795)	(112,557)	(110,633)	(107,434)	(105,478)
Cash Dividends Paid on Preferred Shares	(7,877)	(7,877)	(2,975)	—	—
Dividend Reinvestment Program	4,535	4,680	4,835	5,012	5,039
Preferred Stock Issued, Net	—	—	175,487	—	—
Common Stock Repurchased	(14,290)	(55,063)	(31,258)	(18,006)	(137,649)
Other [1]	55,472	(349,603)	(51,724)	54,299	30,807
Increase (Decrease) in Shareholders' Equity	$97,247	$(294,616)	$237,104	$87,675	$18,632
Regulatory Capital
Total Common Shareholders' Equity	$1,238,756	$1,141,508	$1,436,124	$1,374,507	$1,286,832
Add: CECL Transitional Amount	4,749	7,124	9,498	23,750	—
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746	28,747	28,718	28,718
Postretirement Benefit Liability Adjustments	(23,261)	(25,078)	(33,496)	(43,250)	(38,757)
Net Unrealized Gains (Losses) on Investment Securities	(373,427)	(409,579)	(32,886)	51,072	7,645
Other	(198)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,611,645	1,554,741	1,483,455	1,361,915	1,289,424
Preferred Stock, Net of Issuance Cost	175,487	175,487	175,487	—	—
Tier 1 Capital	1,787,132	1,703,228	1,658,942	1,361,915	1,289,424
Allowable Reserve for Credit Losses	148,400	145,202	153,001	141,869	116,849
Total Regulatory Capital	$1,935,532	$1,848,430	$1,811,943	$1,503,784	$1,406,273
Risk-Weighted Assets	$14,226,780	$14,238,798	$12,236,805	$11,295,077	$10,589,061
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.33%	10.92%	12.12%	12.06%	12.18%
Tier 1 Capital Ratio	12.56	12.15	13.56	12.06	12.18
Total Capital Ratio	13.60	13.17	14.81	13.31	13.28
Tier 1 Leverage Ratio	7.51	7.37	7.32	6.71	7.25

1.
Includes unrealized gains and losses on investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.

As of December 31, 2023, shareholders’ equity was $1.4 billion, an increase of $97.2 million or 7% from December 31, 2022. For 2023, net income of $171.2 million, other comprehensive income of $38.0 million, share-based compensation of $15.7 million, and common stock issuances of 6.4 million were offset by cash dividends of $111.8 million paid on common stock shares, common stock repurchases of $14.3 million, and cash dividends of $7.9 million paid on preferred stock shares. In 2023, included in the amount of common stock repurchased were 150,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $65.69 and a total cost of $9.9 million. From the beginning of our share repurchase program in July 2001 through December 31, 2023, we repurchased a total of 58.2 million shares of common stock and returned a total of nearly $2.4 billion to our common shareholders at an average cost of $41.24 per share.

Remaining buyback authority was $126.0 million as of December 31, 2023. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2024, the Parent’s Board of Directors declared the quarterly dividend of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend was paid on February 1, 2024, to shareholders of record of the preferred stock at the close of business on January 16, 2024.

In January 2024, the Parent’s Board of Directors declared the quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on March 14 2024, to shareholders of record at the close of business on February 29, 2024.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019. As of December 31, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2023 and 2022.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2023				2022
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$210,347	$211,945	$199,751	$188,332	$172,313	$154,918	$139,562	$130,573
Interest Expense	94,562	91,008	75,403	52,377	31,575	13,263	6,660	5,310
Net Interest Income	115,785	120,937	124,348	135,955	140,738	141,655	132,902	125,263
Provision for Credit Losses	2,500	2,000	2,500	2,000	200	—	(2,500)	(5,500)
Investment Securities Gains (Losses), Net	(1,619)	(6,734)	(1,310)	(1,792)	(1,124)	(2,147)	(1,295)	(1,545)
Noninterest Income	43,902	57,068	44,565	42,529	42,296	32,807	43,453	45,096
Noninterest Expense	115,962	105,601	104,036	111,919	102,703	105,749	102,939	103,874
Income Before Provision for Income Taxes	39,606	63,670	61,067	62,773	79,007	66,566	74,621	70,440
Provision for Income Taxes	9,210	15,767	15,006	15,931	17,700	13,765	17,759	15,606
Net Income	$30,396	$47,903	$46,061	$46,842	$61,307	$52,801	$56,862	$54,834
Preferred Stock Dividends	1,969	1,969	1,969	1,969	1,969	1,969	1,969	1,969
Net Income Available to Common Shareholders	$28,427	$45,934	$44,092	$44,873	$59,338	$50,832	$54,893	$52,865
Per Common Share
Basic Earnings Per Common Share	$0.72	$1.17	$1.12	$1.14	$1.51	$1.28	$1.38	$1.33
Diluted Earnings Per Common Share	$0.72	$1.17	$1.12	$1.14	$1.50	$1.28	$1.38	$1.32
Dividends Declared Per Common Share	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70
Performance Ratios
Net Income to Average Total Assets (ROA)	0.51%	0.78%	0.77%	0.80%	1.05%	0.91%	1.00%	0.97%
Net Income to Average Shareholders’ Equity (ROE)	8.86	13.92	13.55	14.25	18.91	15.31	16.40	14.18
Net Income to Average Common Equity (ROCE)	9.55	15.38	14.95	15.79	21.28	16.98	18.19	15.44
Efficiency Ratio [1]	73.36	61.66	62.07	63.34	56.46	61.37	58.80	61.53
Net Interest Margin [2]	2.13	2.13	2.22	2.47	2.60	2.60	2.47	2.34

1
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
2
The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income Available for Common Shareholders

Net income available for common shareholders for the fourth quarter of 2023 was $28.4 million, a decrease of $30.9 million or 52% compared to the fourth quarter of 2022. Diluted earnings per common share were $0.72 for the fourth quarter of 2023, a decrease of $0.78 or 52% compared to the fourth quarter of 2022.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2023 was $115.8 million, a decrease of $25.0 million or 18% compared to the fourth quarter of 2022. This decrease was primarily due to increase in savings and time deposit interest expense, partially offset by an increase in commercial and consumer loan interest income. Net interest margin was 2.13% for the fourth quarter of 2023, a decrease of 47 basis points compared to the fourth quarter of 2022, primarily due to increased rates on deposits and borrowings partially offset by higher yields in our investment securities and loans portfolio.

Provision for Credit Losses

The provision for credit losses for the fourth quarter of 2023 was a net expense of $2.5 million compared to $0.2 million in the fourth quarter of 2022, while recording a net charge-off of loans and leases of $1.7 million in the fourth quarter of 2023 compared to $1.9 million in the fourth quarter of 2022. The increase in the provision is primarily due to an increase in the loan portfolio.

Noninterest Income

Noninterest income, excluding net losses on sales of investment securities, was $43.9 million in the fourth quarter of 2023, an increase of $1.6 million or 4% compared to the fourth quarter of 2022. This increase was primarily due to a $0.7 million increase in BOLI income from an increase in the portfolio, increases in trust and asset management fees, and service charges on deposit accounts.

Noninterest Expense

Noninterest expense was $116.0 million in the fourth quarter of 2023, an increase of $13.3 million or 13% compared to the fourth quarter of 2022. This increase was primarily due to a $14.7 million industry wide FDIC special assessment, and increased salaries, partially offset by decreases in corporate incentive plans, medical and dental, and retirement benefits expense.

Provision for Income Taxes

The provision for income taxes was $9.2 million in the fourth quarter of 2023, a decrease of $8.5 million or 48% compared to the fourth quarter of 2022. The effective tax rate for the fourth quarter of 2023 was 23.3% compared with an effective tax rate of 22.4% for the fourth quarter of 2022, a 9 basis point increase. The effective tax rate increase was primarily due to a decrease in tax benefits from tax-advantage investments in 2023.

Common Stock Repurchase Program

In the fourth quarter of 2023, there were no repurchased shares of our common stock under our share repurchase program. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

At December 31, 2023, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $14.0 billion and $146.4 million, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This includes a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.

Auditing the Company’s Allowance involved a high degree of subjectivity due to the judgment involved in management’s identification and measurement of the qualitative adjustments to the quantitative baseline that were included in the estimate of the Allowance.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the Allowance and evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to the measurement of the Allowance. We tested controls over management’s review of data inputs utilized in the Allowance calculation, management’s identification and review of the qualitative adjustments related to the loan and lease losses and management’s review and approval process over the final determination of the Allowance

To test the identification and measurement of the qualitative adjustments included in management’s estimate of the Allowance, our audit procedures included, among others, evaluating the Allowance methodology used, including management’s consideration of the individual loan portfolio segments, and testing the completeness and accuracy of data from underlying systems and the data warehouse that was used in the determination of qualitative adjustments. We further evaluated management’s assessment of the qualitative adjustments by obtaining an understanding of the basis for any changes in underlying environmental factor adjustments and reasonable and supportable period and giving consideration to qualitative adjustments and other information available within the Company and from external sources focusing on both corroborating and any contrary evidence.

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

Honolulu, Hawaii

February 29, 2024

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Interest Income
Interest and Fees on Loans and Leases	$590,611	$439,798	$398,616
Income on Investment Securities
Available-for-Sale	93,528	70,555	64,550
Held-to-Maturity	92,750	81,490	61,955
Deposits	86	32	10
Funds Sold	28,294	4,274	883
Other	5,106	1,217	702
Total Interest Income	810,375	597,366	526,716
Interest Expense
Deposits	250,847	39,678	15,216
Securities Sold Under Agreements to Repurchase	16,306	12,600	13,260
Funds Purchased	888	417	7
Short-Term Borrowings	5,713	2,070	—
Other Debt	39,596	2,043	943
Total Interest Expense	313,350	56,808	29,426
Net Interest Income	497,025	540,558	497,290
Provision for Credit Losses	9,000	(7,800)	(50,500)
Net Interest Income After Provision for Credit Losses	488,025	548,358	547,790
Noninterest Income
Trust and Asset Management	43,597	43,803	46,068
Mortgage Banking	4,255	5,980	14,964
Service Charges on Deposit Accounts	31,116	29,620	25,564
Fees, Exchange, and Other Service Charges	55,556	54,914	55,457
Investment Securities Losses, Net	(11,455)	(6,111)	(1,297)
Annuity and Insurance	4,736	3,782	3,224
Bank-Owned Life Insurance	11,643	9,968	7,784
Other	37,161	15,585	19,589
Total Noninterest Income	176,609	157,541	171,353
Noninterest Expense
Salaries and Benefits	234,079	235,270	228,293
Net Occupancy	39,924	39,441	26,244
Net Equipment	40,251	38,374	35,703
Data Processing	18,836	18,362	20,297
Professional Fees	17,459	14,557	12,895
FDIC Insurance	28,313	6,546	6,536
Other	58,656	62,715	63,621
Total Noninterest Expense	437,518	415,265	393,589
Income Before Provision for Income Taxes	227,116	290,634	325,554
Provision for Income Taxes	55,914	64,830	72,182
Net Income	$171,202	$225,804	$253,372
Preferred Stock Dividends	7,877	7,877	2,975
Net Income Available to Common Shareholders	$163,325	$217,927	$250,397
Basic Earnings Per Common Share	$4.16	$5.50	$6.29
Diluted Earnings Per Common Share	$4.14	$5.48	$6.25
Dividends Declared Per Common Share	$2.80	$2.80	$2.74
Basic Weighted Average Common Shares	39,274,291	39,601,089	39,837,798
Diluted Weighted Average Common Shares	39,428,912	39,788,002	40,053,664

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net Income	$171,202	$225,804	$253,372
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	36,152	(376,694)	(83,958)
Defined Benefit Plans	1,818	8,418	9,754
Other Comprehensive Income (Loss)	37,970	(368,276)	(74,204)
Comprehensive Income (Loss)	$209,172	$(142,472)	$179,168

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Interest-Bearing Deposits in Other Banks	$2,761	$3,724
Funds Sold	690,112	81,364
Investment Securities
Available-for-Sale	2,408,933	2,844,823
Held-to-Maturity (Fair Value of $4,253,637 and $4,615,393)	4,997,335	5,414,139
Loans Held for Sale	3,124	1,035
Loans and Leases	13,965,026	13,646,420
Allowance for Credit Losses	(146,403)	(144,439)
Net Loans and Leases	13,818,623	13,501,981
Total Earning Assets	21,920,888	21,847,066
Cash and Due From Banks	308,071	316,679
Premises and Equipment, Net	194,855	206,777
Operating Lease Right-of-Use Assets	86,110	92,307
Accrued Interest Receivable	66,525	61,002
Foreclosed Real Estate	2,098	1,040
Mortgage Servicing Rights	20,880	22,619
Goodwill	31,517	31,517
Bank-Owned Life Insurance	462,894	453,882
Other Assets	639,458	573,988
Total Assets	$23,733,296	$23,606,877

Liabilities
Deposits
Noninterest-Bearing Demand	$6,058,554	$6,714,982
Interest-Bearing Demand	3,749,717	4,232,567
Savings	8,189,472	7,962,410
Time	3,057,302	1,705,737
Total Deposits	21,055,045	20,615,696
Securities Sold Under Agreements to Repurchase	150,490	725,490
Other Debt	560,190	410,294
Operating Lease Liabilities	94,693	100,526
Retirement Benefits Payable	23,673	26,991
Accrued Interest Payable	41,023	9,698
Taxes Payable	7,636	7,104
Other Liabilities	386,304	394,083
Total Liabilities	22,319,054	22,289,882
Commitments and Contingencies (Note 20 and Note 23)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: December 31, 2023 and December 31, 2022 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2023 -58,755,465 / 39,753,138 and December 31, 2022 - 58,733,625 / 39,835,750)	583	582
Capital Surplus	636,422	620,578
Accumulated Other Comprehensive Loss	(396,688)	(434,658)
Retained Earnings	2,107,569	2,055,912
Treasury Stock, at Cost (Shares: December 31, 2023 - 19,002,327 and December 31, 2022 - 18,897,875)	(1,113,644)	(1,105,419)
Total Shareholders’ Equity	1,414,242	1,316,995
Total Liabilities and Shareholders’ Equity	$23,733,296	$23,606,877

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507

Net Income	—	—	—	—	—	—	253,372	—	253,372
Other Comprehensive Loss	—	—	—	—	—	(74,204)	—	—	(74,204)
Share-Based Compensation	—	—	—	—	13,267	—	—	—	13,267
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase
and Equity Compensation Plans	—	—	507,121	1	2,394	—	(1,368)	13,021	14,048
Common Stock Repurchased	—	—	(373,240)	—	—	—	—	(31,258)	(31,258)
Cash Dividends Declared Common Stock ($2.74 per share)	—	—	—	—	—	—	(110,633)	—	(110,633)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(2,975)	—	(2,975)
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611

Net Income	—	—	—	—	—	—	225,804	—	225,804
Other Comprehensive Loss	—	—	—	—	—	(368,276)	—	—	(368,276)
Share-Based Compensation	—	—	—	—	16,066	—	—	—	16,066
Common Stock Issued under Purchase
and Equity Compensation Plans	—	—	272,007	1	2,004	—	167	5,115	7,287
Common Stock Repurchased	—	—	(689,450)	—	—	—	—	(55,063)	(55,063)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	(112,557)	—	(112,557)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995

Net Income	—	—	—	—	—	—	171,202	—	171,202
Other Comprehensive Income	—	—	—	—	—	37,970	—	—	37,970
Share-Based Compensation	—	—	—	—	15,656	—	—	—	15,656
Common Stock Issued under Purchase
and Equity Compensation Plans	—	—	130,286	1	188	—	127	6,065	6,381
Common Stock Repurchased	—	—	(212,898)	—	—	—	—	(14,290)	(14,290)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	(111,795)	—	(111,795)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2023	180,000	$180,000	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Operating Activities
Net Income	$171,202	$225,804	$253,372
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	9,000	(7,800)	(50,500)
Depreciation and Amortization	21,324	21,377	21,084
Amortization of Deferred Loans and Leases Fees, Net	491	(215)	(16,728)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	13,222	20,824	36,488
Amortization of Operating Lease Right-of-Use-Assets	11,667	11,843	11,493
Share-Based Compensation	15,656	16,066	13,267
Benefit Plan Contributions	(2,141)	(1,679)	(1,687)
Deferred Income Taxes	(11,205)	(2,713)	3,020
Gains on Sale of Premises and Equipment	—	—	(8,655)
Loss on Agreement to Sell Assets That Will Terminate Certain Leveraged Leases	—	6,918	—
Net Gains on Sales of Loans and Leases	(2,103)	(4,100)	(14,889)
Net Losses on Investment Securities	11,455	6,111	1,297
Proceeds from Sales of Loans Held for Sale	57,738	133,715	508,199
Originations of Loans Held for Sale	(60,084)	(106,965)	(408,210)
Net Tax Benefits from Share-Based Compensation	(516)	166	1,611
Net Change in Other Assets and Other Liabilities	(85,485)	13,608	27,989
Net Cash Provided by Operating Activities	150,221	332,960	377,151

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	463,442	677,087	1,487,043
Purchases	(511)	(1,058,922)	(2,100,693)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	434,528	645,463	1,221,585
Purchases	—	(91,229)	(2,676,376)
Net Change in Loans and Leases	(325,262)	(1,397,056)	(342,767)
Premises and Equipment, Net	(9,402)	(28,761)	(22,372)
Proceeds from Sale of Premises and Equipment	—	—	10,246
Net Cash Provided by (Used in) Investing Activities	562,795	(1,253,418)	(2,423,334)

Financing Activities
Net Change in Deposits	439,349	255,588	2,148,487
Net Change in Short-Term Borrowings	(575,000)	275,000	(150,100)
Proceeds from Other Debt	1,350,000	400,000	—
Repayments of Other Debt	(1,200,104)	(97)	(50,090)
Proceeds from Issuance of Preferred Stock	—	—	175,487
Proceeds from Issuance of Common Stock	5,878	6,797	13,611
Repurchase of Common Stock	(14,290)	(55,063)	(31,258)
Cash Dividends Paid on Common Stock	(111,795)	(112,557)	(110,633)
Cash Dividends Paid on Preferred Stock	(7,877)	(7,877)	(2,975)
Net Cash (Used in) Provided by Financing Activities	(113,839)	761,791	1,992,529

Net Change in Cash and Cash Equivalents	599,177	(158,667)	(53,654)
Cash and Cash Equivalents at Beginning of Period	401,767	560,434	614,088
Cash and Cash Equivalents at End of Period	$1,000,944	$401,767	$560,434
Supplemental Information
Cash Paid for Interest	$282,025	$49,609	$32,044
Cash Paid for Income Taxes	52,246	53,025	48,764
Non-Cash Investing and Financing Activities:
Transfer of Investment Securities from Available-for-Sale to Held-to-Maturity	—	1,275,043	—
Transfer from Loans to Foreclosed Real Estate	1,625	—	—
Transfers from Loans to Loans Held for Sale	—	380	34,647
Transfers from Loans Held for Sale to Loans	569	—	—

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

Unfunded commitments to fund these low-income housing partnerships were $101.1 million and $88.8 million as of December 31, 2023, and December 31, 2022, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $208.9 million and $175.3 million as of December 31, 2023, and December 31, 2022, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2023 or December 31, 2022. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Non-Performing Loans and Leases

Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans past due 120 days as to principal or interest may be placed on non-accrual status and a partial charge-off may be recorded, depending on the collateral value and whether the loan is in the process of collection. For automobile and other consumer loan classes, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest.

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

Commercial Portfolio Segment

The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics based on portfolio class and risk ratings, and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.

The Company also considers qualitative adjustments to the quantitative baseline such as the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk, such as geographic, large borrower, industry; and economic trends and conditions, such as Hawaii unemployment, real estate prices and market conditions, and visitor arrivals. The Company also considers changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

The Company also incorporates a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs asset quality reviews which includes a review of forecasted delinquencies, gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The results of the asset quality review are used to consider qualitative adjustments to the quantitative baseline. After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans evaluated using a collective or pooled basis. These individually evaluated loans are removed from the pooling approach discussed above for the quantitative baseline. Individually evaluated loans may include non-accrual and doubtful loans as well as other loans with unique risk characteristics that justify separate analysis as deemed appropriate by management.

Consumer Portfolio Segment

The historical loss experience for the consumer portfolio segment is primarily determined using a Vintage method. This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originate in the same period, known as a vintage. The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the Allowance for most of the consumer portfolio segment. The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further based on historical loss behavior. For example, the Company sub-segments residential mortgages by geography and home equity by lien position.

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

The Company also incorporates a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the consumer portfolio which could differ from historical loss experience. The Company performs asset quality reviews which include a review of forecasted delinquencies, gross charge-offs and recoveries, and nonperforming assets. Asset quality review results are used to consider qualitative adjustments to the quantitative baseline.

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

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and management had the intent and ability to hold to recovery, therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

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

Reserve for Unfunded Commitments

The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition) and the offsetting adjustment to the reserve is recognized in provision for credit losses in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Expected loss rates are estimated using the loss rates calculated for the corresponding loan category in the Allowance. For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2023, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2023, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments are carried at fair value and recorded in other assets or other liabilities, as appropriate in the consolidated statements of condition with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item in the statements of condition and in the related income statement account.

For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to interest rate risk are recorded in current period earnings.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets or liabilities, unrecognized firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of a hedge and on a quarterly basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company assesses a hedge as highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock and restricted stock units. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures.

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs were $8.2 million, $10.0 million, and $9.6 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company's assessment of the significance of an input requires judgment and considers factors specific to the instrument.

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Accounting Standards Pending Adoption

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual period beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Cash and Cash Equivalents and Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the FRB based on the amount of certain customer deposits, mainly checking accounts. The FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020, therefore, there were no required reserve balances as of December 31, 2023 and December 31, 2022.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Interest-Bearing Deposits in Other Banks	$2,761	$3,724
Funds Sold	690,112	81,364
Cash and Due From Banks	308,071	316,679
Total Cash and Cash Equivalents	$1,000,944	$401,767

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$223,308	$361	$(11,096)	$212,573
Debt Securities Issued by States and Political Subdivisions	73,417	—	(9,611)	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,556	—	(80)	1,476
Debt Securities Issued by Corporations	706,002	142	(48,443)	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	713,918	194	(84,785)	629,327
Residential - U.S. Government-Sponsored Enterprises	818,296	7	(109,176)	709,127
Commercial - Government Agencies - Sponsored Agencies	157,515	—	(22,592)	134,923
Total Mortgage-Backed Securities	1,689,729	201	(216,553)	1,473,377
Total	$2,694,012	$704	$(285,783)	$2,408,933
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,742	$—	$(15,211)	$116,531
Debt Securities Issued by Corporations	11,483	—	(1,998)	9,485
Mortgage-Backed Securities:
Residential - Government Agencies	1,674,076	20	(265,493)	1,408,603
Residential - U.S. Government-Sponsored Enterprises	2,744,094	9	(369,965)	2,374,138
Commercial - Government Agencies - Sponsored Agencies	435,940	—	(91,060)	344,880
Total Mortgage-Backed Securities	4,854,110	29	(726,518)	4,127,621
Total	$4,997,335	$29	$(743,727)	$4,253,637
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,335	$638	$(15,067)	$233,906
Debt Securities Issued by States and Political Subdivisions	107,689	158	(12,582)	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	48,807	—	(179)	48,628
Debt Securities Issued by Corporations	850,585	809	(56,736)	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	828,798	245	(96,215)	732,828
Residential - U.S. Government-Sponsored Enterprises	919,980	1	(126,110)	793,871
Commercial - Government Agencies - Sponsored Agencies	168,242	—	(22,575)	145,667
Total Mortgage-Backed Securities	1,917,020	246	(244,900)	1,672,366
Total	$3,172,436	$1,851	$(329,464)	$2,844,823
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,619	$—	$(18,202)	$113,417
Debt Securities Issued by Corporations	17,014	—	(2,534)	14,480
Mortgage-Backed Securities:
Residential - Government Agencies	1,848,239	35	(294,047)	1,554,227
Residential - U.S. Government-Sponsored Enterprises	2,968,322	8	(397,055)	2,571,275
Commercial - Government Agencies - Sponsored Agencies	448,945	—	(86,951)	361,994
Total Mortgage-Backed Securities	5,265,506	43	(778,053)	4,487,496
Total	$5,414,139	$43	$(798,789)	$4,615,393

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $9.0 million and $11.7 million as of December 31, 2023, and December 31, 2022, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.7 million and $9.2 million as of December 31, 2023, and December 31, 2022, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2023. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$1,629	$1,608
Due After One Year Through Five Years	403,241	376,036
Due After Five Years Through Ten Years	533,344	491,553
	938,214	869,197
Debt Securities Issued by Government Agencies	66,069	66,359
Mortgage-Backed Securities:
Residential - Government Agencies	713,918	629,327
Residential - U.S. Government-Sponsored Enterprises	818,296	709,127
Commercial - Government Agencies or Sponsored Agencies	157,515	134,923
Total Mortgage-Backed Securities	1,689,729	1,473,377
Total	$2,694,012	$2,408,933
Held-to-Maturity:
Due in One Year or Less	$726	$714
Due After One Year Through Five Years	82,259	74,148
Due After Five Years Through Ten Years	60,240	51,154
	143,225	126,016
Mortgage-Backed Securities:
Residential - Government Agencies	1,674,076	1,408,603
Residential - U.S. Government-Sponsored Enterprises	2,744,094	2,374,138
Commercial - Government Agencies or Sponsored Agencies	435,940	344,880
Total Mortgage-Backed Securities	4,854,110	4,127,621
Total	$4,997,335	$4,253,637

Investment securities with carrying values of $7.1 billion and $4.1 billion as of December 31, 2023, and December 31, 2022, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the FRB, and secure derivative transactions.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

(dollars in thousands)	2023	2022	2021
Gross Gains on Sales of Investment Securities	$146	$1	$3,825
Gross Losses on Sales of Investment Securities	(11,601)	(6,112)	(5,122)
Net Gains (Losses) on Sales of Investment Securities	$(11,455)	$(6,111)	$(1,297)

The losses on sales of investment securities during the years ended December 31, 2023 included a $4.6 million realized loss from sales of various corporate and municipal bonds, a strategic decision made by the Company to reduce the size of its AFS portfolio. In addition, fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred, also contributed to the losses during the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,171	$(16)	$155,341	$(11,080)	$162,512	$(11,096)
Debt Securities Issued by States and Political Subdivisions	237	(2)	63,509	(9,609)	63,746	(9,611)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,476	(80)	1,476	(80)
Debt Securities Issued by Corporations	220,987	(4,013)	411,573	(44,430)	632,560	(48,443)
Mortgage-Backed Securities:
Residential - Government Agencies	9,628	(13)	613,926	(84,772)	623,554	(84,785)
Residential - U.S. Government-Sponsored Enterprises	—	—	708,797	(109,176)	708,797	(109,176)
Commercial - Government Agencies or Sponsored Agencies	—	—	134,923	(22,592)	134,923	(22,592)
Total Mortgage-Backed Securities	9,628	(13)	1,457,646	(216,540)	1,467,274	(216,553)
Total	$238,023	$(4,044)	$2,089,545	$(281,739)	$2,327,568	$(285,783)
December 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$28,574	$(1,118)	$127,841	$(13,949)	$156,415	$(15,067)
Debt Securities Issued by States and Political Subdivisions	11,341	(1,240)	49,985	(11,342)	61,326	(12,582)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	47,825	(108)	803	(71)	48,628	(179)
Debt Securities Issued by Corporations	438,225	(7,995)	284,350	(48,741)	722,575	(56,736)
Mortgage-Backed Securities:
Residential - Government Agencies	386,809	(30,492)	340,824	(65,723)	727,633	(96,215)
Residential - U.S. Government-Sponsored Enterprises	194,684	(22,294)	598,986	(103,816)	793,670	(126,110)
Commercial - Government Agencies or Sponsored Agencies	98,694	(13,247)	46,973	(9,328)	145,667	(22,575)
Total Mortgage-Backed Securities	680,187	(66,033)	986,783	(178,867)	1,666,970	(244,900)
Total	$1,206,152	$(76,494)	$1,449,762	$(252,970)	$2,655,914	$(329,464)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2023, which were comprised of 379 individual securities, represent a credit loss impairment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Taxable	$186,082	$151,953	$125,529
Non-Taxable	196	92	976
Total Interest Income from Investment Securities	$186,278	$152,045	$126,505

As of December 31, 2023, and December 31, 2022, the carrying values of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock were as follows:

	December 31,
(dollars in thousands)	2023	2022
Federal Home Loan Bank of Des Moines Stock	$34,750	$26,000
Federal Reserve Bank Stock	27,522	27,065
Total	$62,272	$53,065

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

Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2023 and December 31, 2022:

	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and Industrial	$1,652,699	$1,389,066
Paycheck Protection Program	11,369	19,579
Commercial Mortgage	3,749,016	3,725,542
Construction	304,463	260,825
Lease Financing	59,939	69,491
Total Commercial	5,777,486	5,464,503
Consumer
Residential Mortgage	4,684,171	4,653,072
Home Equity	2,264,827	2,225,950
Automobile	837,830	870,396
Other [1]	400,712	432,499
Total Consumer	8,187,540	8,181,917
Total Loans and Leases	$13,965,026	$13,646,420

1.
Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.3 million, $0.2 million, and $7.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023, and December 31, 2022, accrued interest receivable for loans totaled $48.4 million and $40.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(987)	(13,980)	(14,967)
Recoveries on Loans and Leases Previously Charged-Off	350	6,799	7,149
Net Loans and Leases Recovered (Charged-Off)	(637)	(7,181)	(7,818)
Provision for Credit Losses	10,811	(1,029)	9,782
Balance at End of Period	$74,074	$72,329	$146,403

For the Year Ended December 31, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(925)	(12,417)	(13,342)
Recoveries on Loans and Leases Previously Charged-Off	552	7,671	8,223
Net Loans and Leases Recovered (Charged-Off)	(373)	(4,746)	(5,119)
Provision for Credit Losses	(677)	(7,586)	(8,263)
Balance at End of Period	$63,900	$80,539	$144,439

For the Year Ended December 31, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(1,117)	(16,202)	(17,319)
Recoveries on Loans and Leases Previously Charged-Off	506	10,848	11,354
Net Loans and Leases Recovered (Charged-Off)	(611)	(5,354)	(5,965)
Provision for Credit Losses	(19,286)	(33,180)	(52,466)
Balance at End of Period	$64,950	$92,871	$157,821

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company uses an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria (e.g. credit score, loan-to-value, debt-to-income) and monitored primarily on payment performance, are typically risk-rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

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

Special Mention:

Loans and leases in all classes within the commercial portfolio segment that have potential weaknesses that warrant management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. The Special Mention credit quality indicator is not used for the consumer portfolio segment.

Classified:

Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or applicable collateral, if any. Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest (excluding residential mortgage and home equity loans which meet the criteria for being considered Pass). Residential mortgage and home equity loans may be current as to principal and interest, but may be considered Classified for a period of generally up to six months following a loan modification. Following a period of demonstrated performance in accordance with the modified contractual terms, the loan may be removed from Classified status.

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified Credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2023
Commercial
Commercial and Industrial
Pass	$319,451	$294,142	$229,286	$148,575	$40,696	$77,789	$380,524	$450	$1,490,913
Special Mention	50,792	5,555	-	-	657	-	39,278	-	96,282
Classified	11,790	5,846	8,928	6,625	-	9,199	23,103	13	65,504
Total Commercial and Industrial	$382,033	$305,543	$238,214	$155,200	$41,353	$86,988	$442,905	$463	$1,652,699
Paycheck Protection Program
Pass	$-	$-	$2,199	$9,170	$-	$-	$-	$-	$11,369
Total Paycheck Protection Program	$-	$-	$2,199	$9,170	$-	$-	$-	$-	$11,369
Commercial Mortgage
Pass	$788,558	$1,043,472	$679,258	$432,896	$244,767	$419,225	$41,292	$-	$3,649,468
Special Mention	30,356	18,636	-	3,875	-	9,153	-	-	62,020
Classified	5,829	155	3,724	13,112	535	14,173	-	-	37,528
Total Commercial Mortgage	$824,743	$1,062,263	$682,982	$449,883	$245,302	$442,551	$41,292	$-	$3,749,016
Construction
Pass	$77,163	$149,183	$50,996	$-	$16,009	$-	$9,777	$-	$303,128
Special Mention	-	-	-	1,335	-	-	-	-	1,335
Total Construction	$77,163	$149,183	$50,996	$1,335	$16,009	$-	$9,777	$-	$304,463
Lease Financing
Pass	$9,867	$13,409	$13,795	$8,493	$5,385	$7,650	$-	$-	$58,599
Classified	600	51	117	94	-	478	-	-	1,340
Total Lease Financing	$10,467	$13,460	$13,912	$8,587	$5,385	$8,128	$-	$-	$59,939
Total Commercial	$1,294,406	$1,530,449	$988,303	$624,175	$308,049	$537,667	$493,974	$463	$5,777,486
Consumer
Residential Mortgage
Pass	$297,532	$796,979	$1,249,917	$977,377	$303,098	$1,057,267	$-	$-	$4,682,170
Classified	-	-	426	-	-	1,575	-	-	2,001
Total Residential Mortgage	$297,532	$796,979	$1,250,343	$977,377	$303,098	$1,058,842	$-	$-	$4,684,171
Home Equity
Pass	$-	$-	$-	$-	$-	$43	$2,215,970	$46,794	$2,262,807
Classified	-	-	-	-	-	-	1,229	791	2,020
Total Home Equity	$-	$-	$-	$-	$-	$43	$2,217,199	$47,585	$2,264,827
Automobile
Pass	$250,380	$301,968	$149,915	$64,734	$46,396	$24,038	$-	$-	$837,431
Classified	84	108	11	46	72	78	-	-	399
Total Automobile	$250,464	$302,076	$149,926	$64,780	$46,468	$24,116	$-	$-	$837,830
Other[1]
Pass	$102,563	$141,421	$92,312	$13,074	$16,897	$32,519	$1,277	$-	$400,063
Classified	65	224	165	22	93	80	-	-	649
Total Other	$102,628	$141,645	$92,477	$13,096	$16,990	$32,599	$1,277	$-	$400,712
Total Consumer	$650,624	$1,240,700	$1,492,746	$1,055,253	$366,556	$1,115,600	$2,218,476	$47,585	$8,187,540
Total Loans and Leases	$1,945,030	$2,771,149	$2,481,049	$1,679,428	$674,605	$1,653,267	$2,712,450	$48,048	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the year ended December 31, 2023, $13.2 million in revolving loans were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2023, and December 31, 2022.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
December 31, 2023
Commercial
Commercial and Industrial	$6,748	$514	$—	$39	$7,301	$1,645,398	$1,652,699	$36
Paycheck Protection Program	—	—	—	—	—	11,369	11,369	—
Commercial Mortgage	—	—	—	2,884	2,884	3,746,132	3,749,016	2,884
Construction	—	—	—	—	—	304,463	304,463	—
Lease Financing	—	—	—	—	—	59,939	59,939	—
Total Commercial	6,748	514	—	2,923	10,185	5,767,301	5,777,486	2,920
Consumer
Residential Mortgage	4,547	317	3,814	2,935	11,613	4,672,558	4,684,171	867
Home Equity	4,210	1,967	1,734	3,791	11,702	2,253,125	2,264,827	1,101
Automobile	13,242	1,478	399	—	15,119	822,711	837,830	—
Other [1]	1,968	1,019	648	—	3,635	397,077	400,712	—
Total Consumer	23,967	4,781	6,595	6,726	42,069	8,145,471	8,187,540	1,968
Total	$30,715	$5,295	$6,595	$9,649	$52,254	$13,912,772	$13,965,026	$4,888

December 31, 2022
Commercial
Commercial and Industrial	$252	$9	$—	$37	$298	$1,388,768	$1,389,066	$37
Paycheck Protection Program	—	—	—	—	—	19,579	19,579	—
Commercial Mortgage	—	—	—	3,309	3,309	3,722,233	3,725,542	3,309
Construction	—	—	—	—	—	260,825	260,825	—
Lease Financing	—	—	—	—	—	69,491	69,491	—
Total Commercial	252	9	—	3,346	3,607	5,460,896	5,464,503	3,346
Consumer
Residential Mortgage	3,016	721	2,429	4,239	10,405	4,642,667	4,653,072	1,729
Home Equity	1,639	960	1,673	4,022	8,294	2,217,656	2,225,950	664
Automobile	13,293	1,988	589	—	15,870	854,526	870,396	—
Other [1]	2,318	1,302	683	—	4,303	428,196	432,499	—
Total Consumer	20,266	4,971	5,374	8,261	38,872	8,143,045	8,181,917	2,393
Total	$20,518	$4,980	$5,374	$11,607	$42,479	$13,603,941	$13,646,420	$5,739

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest as originally structured is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of December 31, 2023, and December 31, 2022.

	December 31, 2023			December 31, 2022
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non-accrual loans	Total Non-accrual loans
Commercial
Commercial and Industrial	$39	$—	$39	$37
Commercial Mortgage	—	2,884	2,884	3,309
Total Commercial	39	2,884	2,923	3,346
Consumer
Residential Mortgage	2,935	—	2,935	4,239
Home Equity	3,791	—	3,791	4,022
Total Consumer	6,726	—	6,726	8,261
Total	$6,765	$2,884	$9,649	$11,607

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

							%
			Payment	Term			of
			Delay	Extension and			Total
		Interest	and	Interest			Class of
	Term	Rate	Term	Rate	Payment		Loans and
(dollars in thousands)	Extension	Reduction	Extension[1]	Reduction	Delay	Total	Leases
For the Year Ended December 31, 2023
Commercial
Commercial and Industrial	$105	$—	$5,509	$—	$1,615	$7,229	0.44%
Commercial Mortgage	—	939	—	—	3,976	4,915	0.13%
Total Commercial	105	939	5,509	—	5,591	12,144	0.21%
Consumer
Residential Mortgage	131	—	—	—	—	131	0.00%
Home Equity	133	—	—	616	—	749	0.03%
Automobile	10,026	—	1,179	—	—	11,205	1.34%
Other[2]	1,101	—	248	—	—	1,349	0.34%
Total Consumer	11,391	—	1,427	616	—	13,434	0.16%
Total Loans and Leases	$11,496	$939	$6,936	$616	$5,591	$25,578	0.18%

1 Includes forbearance plans.

2 Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	Weighted-Average	Weighted-Average	Weighted-Average
	Months of	Payment	Interest Rate
(dollars in thousands)	Term Extension	Deferral[1]	Reduction
For the Year Ended December 31, 2023
Commercial
Commercial and Industrial	6	$1,267	—
Commercial Mortgage	—	39	2.50%

Consumer
Residential Mortgage	58	$5	—
Home Equity	107	—	2.88%
Automobile	21	1	—
Other[2]	19	1	—

1 Includes forbearance plans.

2 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2023.

	Term
(dollars in thousands)	Extension	Total
For the Year Ended December 31, 2023
Consumer
Automobile	$425	$425
Other[1]	132	132
Total Consumer	557	557
Total Loans and Leases	$557	$557

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
For the Year Ended December 31, 2023
Commercial
Commercial and Industrial	$7,142	$87	$—	$—	$—	$7,229
Commercial Mortgage	4,915	—	—	—	—	4,915
Total Commercial	12,057	87	—	—	—	12,144
Consumer
Residential Mortgage	—	—	—	—	131	131
Home Equity	133	—	—	—	616	749
Automobile	8,884	2,027	158	136	—	11,205
Other[1]	1,132	115	27	75	—	1,349
Total Consumer	10,149	2,142	185	211	747	13,434
Total Loans and Leases	$22,206	$2,229	$185	$211	$747	$25,578

1 Comprised of other revolving credit, installment and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the year ended December 31, 2023.

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
For the Year Ended December 31, 2023
Commercial
Commercial and Industrial	$500	$208	$—	$84	$—	$195	$987
Total Commercial	500	208	—	84	—	195	987
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	13	69	82
Automobile	261	1,299	1,354	608	746	979	5,247
Other[1]	1,415	2,551	1,841	364	1,269	1,205	8,645
Total Consumer	1,676	3,850	3,195	972	2,028	2,259	13,980
Total	$2,176	$4,058	$3,195	$1,056	$2,028	$2,454	$14,967

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.9 million as of December 31, 2023.
Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of December 31, 2023, and $2.6 billion as of December 31, 2022. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $5.6 million for the year ended December 31, 2023, $6.0 million for the year ended December 31, 2022, and $6.4 million for the year ended December 31, 2021. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2023	2022	2021
Balance at Beginning of Year	$717	$800	$958
Changes in Fair Value Due to Payoffs	(39)	(83)	(158)
Balance at End of Year	$678	$717	$800

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2023	2022	2021
Balance at Beginning of Year	$21,902	$21,451	$18,694
Servicing Rights that Resulted From Asset Transfers	528	1,217	4,921
Amortization	(2,229)	(2,595)	(4,227)
Valuation Allowance Recovery (Provision)	—	1,829	2,063
Balance at End of Year	$20,201	$21,902	$21,451
Valuation Allowance:
Balance at Beginning of Year	$—	$(1,829)	$(3,892)
Valuation Allowance Recovery (Provision)	—	1,829	2,063
Balance at End of Year	$—	$—	$(1,829)
Fair Value:
Balance at Beginning of Year	$27,323	$21,451	$18,694
Balance at End of Year	$26,173	$27,323	$21,451

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2023, and December 31, 2022 were as follows:

	December 31,
	2023	2022
Weighted-Average Constant Prepayment Rate [1]	4.06%	4.02%
Weighted-Average Life (in years)	9.44	9.64
Weighted-Average Note Rate	3.67%	3.60%
Weighted-Average Discount Rate [2]	9.48%	9.93%
1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2023, and December 31, 2022, is presented in the following table.

	December 31,
(dollars in thousands)	2023	2022
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(326)	$(346)
Decrease in fair value from 50 bps adverse change	(645)	(686)
Discount Rate
Decrease in fair value from 25 bps adverse change	(303)	(316)
Decrease in fair value from 50 bps adverse change	(600)	(626)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6. Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2023, and December 31, 2022, were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2023
Premises	$380,837	$(240,471)	$140,366
Equipment	139,631	(87,230)	52,401
Finance Leases	6,593	(4,505)	2,088
Total	$527,061	$(332,206)	$194,855

December 31, 2022
Premises	$380,978	$(233,744)	$147,234
Equipment	141,923	(84,540)	57,383
Finance Leases	6,593	(4,433)	2,160
Total	$529,494	$(322,717)	$206,777

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $21.3 million, $21.4 million, and $21.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

Note 7. Other Assets

The components of the Company’s other assets as of December 31, 2023, and December 31, 2022, were as follows:

	December 31,
(dollars in thousands)	2023	2022
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$62,272	$53,065
Derivative Financial Instruments	95,069	47,717
Low-Income Housing and Other Equity Investments	208,858	175,283
Deferred Compensation Plan Assets	13,448	47,755
Prepaid Expenses	18,237	18,651
Accounts Receivable	17,073	12,168
Deferred Tax Assets and Tax Receivable	183,691	177,713
Other	40,810	41,636
Total Other Assets	$639,458	$573,988

Note 8. Deposits

Time Deposits

As of December 31, 2023, and December 31, 2022, the Company’s total time deposits were $3.1 billion and $1.7 billion, respectively. As of December 31, 2023, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2024	$2,484,675
2025	430,254
2026	121,839
2027	8,095
2028	9,333
Thereafter	3,106
Total	$3,057,302

The amount of time deposits with balances of $100,000 or more was $2.7 billion as of December 31, 2023, and $1.5 billion as of December 31, 2022. As of December 31, 2023, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$922,689
Over Three Months through Six Months	697,099
Over Six Months through Twelve Months	562,023
Over Twelve Months	512,859
Total	$2,694,670

Uninsured time deposits as of December 31, 2023, and December 31, 2022 were $1.7 billion and $1.3 billion, respectively.

Public Deposits

As of December 31, 2023, and December 31, 2022, deposits of governmental entities of $2.0 billion and $1.6 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9. Securities Sold Under Agreements to Repurchase

Details of the Company’s securities sold under agreements to repurchase as of December 31, 2023, and December 31, 2022 were as follows:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)
Securities Sold Under Agreements to Repurchase
Private Institutions	$150,000	3.80%	5.2	$725,000	2.97%	3.7
Government Entities	490	1.55	0.9	490	1.55	1.9
Total	$150,490	3.79%	5.2	$725,490	2.96%	3.7

As of December 31, 2023, all of the Company's repurchase agreements were at fixed interest rates. Remaining terms ranged from 2024 to 2029.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2023, and December 31, 2022, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$490	$—	$—	$490
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	—	—	—	150,000	150,000
Total	$—	$490	$—	$150,000	$150,490

December 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	28,673	—	28,673
Residential - U.S. Government-Sponsored Enterprises	—	—	396,327	300,000	696,327
Total	$—	$—	$425,000	$300,490	$725,490

In September 2023, the Company terminated repurchase agreements with three private institutions, with an aggregate outstanding balance of $425.0 million. The termination of these repurchase agreements resulted in a $14.7 million gain on debt extinguishment, which is reflected in other noninterest income in the consolidated statements of income. Additionally, during the three months ended September 30, 2023, a private institution exercised their call right on three repurchase agreements totaling $150.0 million and as a result the agreements were terminated.

Note 10. Other Debt

The Company’s other debt as of December 31, 2023, and December 31, 2022, were as follows:

	December 31,
(dollars in thousands)	2023	2022
Federal Home Loan Bank of Des Moines Advances	$550,000	$400,000
Finance Lease Obligations	10,190	10,294
Total	$560,190	$410,294

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2023, FHLB advances totaled $550.0 million with a weighted-average interest rate of 4.13% and maturity dates ranging from 2026 to 2028. As of December 31, 2023, the Company had an undrawn line of credit with the FHLB of $2.5 billion.

As of December 31, 2023, the Company had an undrawn line of credit with the FRB of $6.4 billion.

Finance lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term.

As of December 31, 2023, the annual maturities of the Company's other debt, exclusive of finance lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2024	$—
2025	—
2026	50,000
2027	400,000
2028	100,000
Total	$550,000

Note 11. Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2023, and December 31, 2022:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2023
Common Shareholders’ Equity		$1,238,756	$1,369,733
Common Equity Tier 1 Capital		1,611,645	1,754,222
Tier 1 Capital		1,787,132	1,754,222
Total Capital		1,935,532	1,902,622
Common Equity Tier 1 Capital Ratio	6.5%	11.33%	12.33%
Tier 1 Capital Ratio	8.0%	12.56%	12.33%
Total Capital Ratio	10.0%	13.60%	13.38%
Tier 1 Leverage Ratio	5.0%	7.51%	7.38%

As of December 31, 2022
Common Shareholders’ Equity		$1,141,507	$1,279,736
Common Equity Tier 1 Capital		1,554,741	1,704,570
Tier 1 Capital		1,730,228	1,704,570
Total Capital		1,875,430	1,849,772
Common Equity Tier 1 Capital Ratio	6.5%	10.92%	11.98%
Tier 1 Capital Ratio	8.0%	12.15%	11.98%
Total Capital Ratio	10.0%	13.17%	13.00%
Tier 1 Leverage Ratio	5.0%	7.37%	7.27%

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

As of December 31, 2023, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank. There were no conditions or events since December 31, 2023, that management believes have changed the Company or the Bank’s capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2023, the Parent repurchased 150,000 shares of common stock under its share repurchase program at an average cost per share of $65.69 and total cost of $9.9 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2023, the Parent repurchased a total of 58.2 million shares of common stock at an average cost of $41.24 per share and total cost of $2.4 billion. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

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

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period [2]	$17,692	$4,661	$13,031
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	26,909	7,133	19,776
Net Unrealized Gains (Losses) on Investment Securities	49,183	13,031	36,152
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	1,968	521	1,447
Amortization of Net Actuarial Losses (Gains)	751	199	552
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	2,473	655	1,818
Other Comprehensive Income (Loss)	$51,656	$13,686	$37,970

Year Ended December 31, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(523,221)	$(138,678)	$(384,543)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	10,680	2,831	7,849
Net Unrealized Gains (Losses) on Investment Securities	(512,541)	(135,847)	(376,694)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	9,525	2,525	7,000
Amortization of Net Actuarial Losses (Gains)	2,175	576	1,599
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	11,454	3,036	8,418
Other Comprehensive Income (Loss)	$(501,087)	$(132,811)	$(368,276)

Year Ended December 31, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(111,084)	$(29,440)	$(81,644)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,798)	(1,007)	(2,791)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	648	171	477
Net Unrealized Gains (Losses) on Investment Securities	(114,234)	(30,276)	(83,958)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	10,842	2,874	7,968
Amortization of Net Actuarial Losses (Gains)	2,676	709	1,967
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	13,272	3,518	9,754
Other Comprehensive Income (Loss)	$(100,962)	$(26,758)	$(74,204)
1.
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available- For-Sale	Investment Securities- Held-To- Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	13,031	—	1,447	14,478
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	19,776	371	23,492
Total Other Comprehensive Income (Loss)	16,376	19,776	1,818	37,970
Balance at End of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)

Year Ended December 31, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(384,543)	—	7,000	(377,543)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7,849	1,418	9,267
Total Other Comprehensive Income (Loss)	(207,843)	(168,851)	8,418	(368,276)
Balance at End of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)

Year Ended December 31, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(81,644)	—	7,968	(73,676)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,791)	477	1,786	(528)
Total Other Comprehensive Income (Loss)	(84,435)	477	9,754	(74,204)
Balance at End of Period	$(32,940)	$54	$(33,496)	$(66,382)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2023	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(26,909)	$(10,680)	$(648)	Interest Income
	7,133	2,831	171	Provision for Income Tax
	(19,776)	(7,849)	(477)	Net of Tax
Sales of Investment Securities Available-for-Sale	(4,582)	—	3,798	Investment Securities Gains (Losses), Net
	1,237	—	(1,007)	Provision for Income Tax
	(3,345)	—	2,791	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	246	246	246
Net Actuarial Losses [2]	(751)	(2,175)	(2,676)
	(505)	(1,929)	(2,430)	Total Before Tax
	134	511	644	Provision for Income Tax
	(371)	(1,418)	(1,786)	Net of Tax

Total Reclassifications for the Period	$(23,492)	$(9,267)	$528	Net of Tax
1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

(dollars in thousands, except shares and per share amounts)	2023	2022	2021
Numerator:
Net Income Available to Common Shareholders	$163,325	$217,927	$250,397

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,274,291	39,601,089	39,837,798
Dilutive Effect of Equity Based Awards	154,621	186,913	215,866
Weighted Average Common Shares Outstanding - Diluted	39,428,912	39,788,002	40,053,664

Earnings Per Common Share:
Basic	$4.16	$5.50	$6.29
Diluted	$4.14	$5.48	$6.25

Antidilutive Stock Options and Restricted Stock Outstanding	199,217	—	41,802

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the methodology that the Company used to estimate the consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

Noninterest income and expense includes allocations from support units to business units. These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.

The provision for income taxes is allocated to business segments using a 26% effective income tax rate. However, the provision for income taxes for the Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Consumer Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 318 ATMs throughout Hawaii and the Pacific Islands, a customer service center, e-Bankoh (online banking service), and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2023
Net Interest Income	$400,380	$215,865	$(119,220)	$497,025
Provision for Credit Losses	7,773	44	1,183	9,000
Net Interest Income After Provision for Credit Losses	392,607	215,821	(120,403)	488,025
Noninterest Income	126,373	33,016	17,220	176,609
Noninterest Expense	(340,336)	(77,486)	(19,696)	(437,518)
Income Before Income Taxes	178,644	171,351	(122,879)	227,116
Provision for Income Taxes	(46,003)	(42,806)	32,895	(55,914)
Net Income	$132,641	$128,545	$(89,984)	$171,202
Total Assets as of December 31, 2023	$8,486,255	$5,831,880	$9,415,161	$23,733,296

Year Ended December 31, 2022 [1]
Net Interest Income	$327,445	$209,273	$3,840	$540,558
Provision for Credit Losses	5,324	(206)	(12,918)	(7,800)
Net Interest Income After Provision for Credit Losses	322,121	209,479	16,758	548,358
Noninterest Income	126,337	25,938	5,266	157,541
Noninterest Expense	(330,140)	(70,601)	(14,524)	(415,265)
Income Before Income Taxes	118,318	164,816	7,500	290,634
Provision for Income Taxes	(29,954)	(40,659)	5,783	(64,830)
Net Income	$88,364	$124,157	$13,283	$225,804
Total Assets as of December 31, 2022 [1]	$8,520,459	$5,522,916	$9,563,502	$23,606,877

Year Ended December 31, 2021 [1]
Net Interest Income	$283,998	$194,411	$18,881	$497,290
Provision for Credit Losses	5,764	201	(56,465)	(50,500)
Net Interest Income After Provision for Credit Losses	278,234	194,210	75,346	547,790
Noninterest Income	131,292	30,637	9,424	171,353
Noninterest Expense	(303,698)	(64,470)	(25,421)	(393,589)
Income Before Income Taxes	105,828	160,377	59,349	325,554
Provision for Income Taxes	(26,442)	(39,070)	(6,670)	(72,182)
Net Income	$79,386	$121,307	$52,679	$253,372
Total Assets as of December 31, 2021 [1]	$7,675,813	$5,107,001	$10,002,127	$22,784,941

1.
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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $13.2 million for the years ended December 31, 2023, and December 31, 2022, and $16.0 million for the year ended December 31, 2021.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $2.6 million and $2.7 million for December 31, 2023, and December 31, 2022, respectively.

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

The plan provides access-only coverage for employees hired on or after January 1, 2012. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2023, and December 31, 2022, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2023, and December 31, 2022.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022
Benefit Obligation at Beginning of Year	$84,454	$110,585	$21,929	$29,270
Service Cost	—	—	376	584
Interest Cost	4,468	3,097	1,186	861
Purchase	(4,115)	—	—	—
Actuarial Losses (Gains)	1,070	(22,049)	1,496	(7,577)
Employer Benefits Paid [1]	(7,309)	(7,179)	(1,673)	(1,209)
Benefit Obligation at End of Year	$78,568	$84,454	$23,314	$21,929
Fair Value of Plan Assets at Beginning of Year	$79,324	$101,294	$—	$—
Actual Return on Plan Assets	9,846	(15,261)	—	—
Employer Contributions	468	470	1,673	1,209
Purchase	(4,115)	—	—	—
Employer Benefits Paid [1]	(7,309)	(7,179)	(1,673)	(1,209)
Fair Value of Plan Assets at End of Year	$78,214	$79,324	$—	$—
Funded Status at End of Year [2]	$(354)	$(5,130)	$(23,314)	$(21,929)

1.
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.8 million for the years ended December 31, 2023, and December 31, 2022.
2.
Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The changes in actuarial losses (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2023, and December 31, 2022. For the year ended December 31, 2023, the change in discount rate resulted in a $0.4 million increase to the Company’s Pension Plans liability and a $0.2 million increase to the Company’s postretirement benefit plan liability. For the year ended December 31, 2022, the change in discount rate resulted in a $21.9 million decrease to the Company’s Pension Plans liability and a $7.5 million decrease to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2023, and December 31, 2022.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(28,512)	$(31,984)	$4,330	$5,803
Net Prior Service Credit	—	—	922	1,103
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(28,512)	$(31,984)	$5,252	$6,906

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2023	2022	2021	2023	2022	2021
Service Cost	$—	$—	$—	$376	$584	$678
Interest Cost	4,468	3,097	2,924	1,186	861	816
Expected Return on Plan Assets	(5,238)	(4,840)	(4,592)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(246)	(246)
Net Actuarial Losses (Gains) [1]	1,258	2,175	2,676	(507)	—	—
Net Periodic Benefit Cost	$488	$432	$1,008	$809	$1,199	$1,248
1
Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2023, and December 31, 2022, for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Weighted Average Assumptions as of December 31:
Discount Rate	5.44%	5.51%	5.51%	5.58%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.90%	6.20%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.0% in 2047.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions as of December 31:
Discount Rate	5.51%	2.89%	2.55%	5.58%	3.00%	2.66%
Expected Long-Term Rate of Return on Plan Assets	6.00%	5.25%	5.25%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.20%	5.70%	5.50%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.5 million to the postretirement benefit plan for the year ending December 31, 2023.

As of December 31, 2023, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2024	$7,191	$1,541
2025	7,126	1,590
2026	7,035	1,611
2027	6,931	1,674
2028	6,788	1,704
Years 2029-2033	31,445	9,070

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

The fair values of the Retirement Plan assets as of December 31, 2023, and December 31, 2022, by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2023	Total as of Dec. 31, 2022[1]
Cash	$6,214	$—	$—	$6,214	$589
Equity Securities – Mutual Funds:
Large-Cap	—	—	—	—	4,979
Mixed-Cap	—	—	—	—	23,632
International	—	—	—	—	18,283
Emerging Market	—	—	—	—	757
Fixed Income Securities – Mutual Funds	—	—	—	—	31,084
Total	$6,214	$—	$—	$6,214	$79,324
Collective Investment Funds (measured at NAV of units as a practical expedient)				72,000	—
Total Investments at Fair Value				$78,214	$79,324
1
The fair values of assets held as of December 31, 2022 were measured using Level 1 inputs..

The fair value of the collective investment fund is based on net asset value ("NAV") of units as a practical expedient, and therefore the asset is not classified in the fair value hierarchy. Quoted prices for all other investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.
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

As of December 31, 2023, total shares authorized under the plans were 2.1 million shares, of which 0.9 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2023	2022	2021
Compensation Expense	$15,656	$16,066	$13,267
Income Tax Benefit	4,153	4,262	3,520

Restricted Stock

As of December 31, 2023, unrecognized compensation expense related to unvested restricted stock was $18.3 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.81 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2020	328,769	$82.02
Granted	292,007	90.23
Vested	(97,278)	78.55	$8,673
Forfeited	(22,962)	86.48
Unvested as of December 31, 2021	500,536	$87.28
Granted	192,030	85.80
Vested	(138,823)	83.21	$11,640
Forfeited	(13,074)	86.96
Unvested as of December 31, 2022	540,669	$87.81
Granted	201,378	67.78
Vested	(129,294)	86.47	$9,190
Forfeited	(33,965)	85.13
Unvested as of December 31, 2023 [1]	578,788	$81.30
1.
As of December 31, 2023, 109,863 shares were unvested from service-based grants.

Stock Options

There were no stock options granted during the years ended December 31, 2023, December 31, 2022, and December 31, 2021. All previously issued stock options granted were fully vested prior to December 31, 2018. The Company reissues treasury stock to satisfy stock option exercises.

The following summarizes certain stock option activity of the Company for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

(dollars in thousands)	2023	2022	2021
Intrinsic Value of Stock Options Exercised	$—	$679	$6,755
Cash Received from Stock Options Exercised	—	786	7,473
Tax Benefits Realized from Stock Options Exercised	—	166	1,611

Note 16. Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	2023	2022	2021
Current:
Federal	$59,084	$59,855	$58,652
State	8,035	7,688	10,510
Total Current	67,119	67,543	69,162
Deferred:
Federal	(8,800)	(3,247)	2,254
State	(2,405)	534	766
Total Deferred	(11,205)	(2,713)	3,020
Provision for Income Taxes	$55,914	$64,830	$72,182

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity. Excess tax benefits related to stock options are recorded as a reduction of the provision for income taxes. The net tax charge recorded directly to consolidated shareholders’ equity was $13.7 million for the year ended December 31, 2023. The net tax benefit recorded directly to consolidated shareholders’ equity was $132.7 million and $26.8 million for the years ended December 31, 2022, and December 31, 2021, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2023, and December 31, 2022, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2023	2022
Deferred Tax Liabilities:
Accelerated Depreciation	$(8,513)	$(7,958)
Accrued Pension Cost	(11,270)	(11,270)
Federal Home Loan Bank of Des Moines Stock	(3,416)	(6,597)
Lease Transactions	(22,571)	(25,741)
Operating Lease Liabilities	(22,826)	(24,469)
Investment in Variable Interest Entities	(887)	(700)
Deferred Loan Fees	(4,496)	(4,798)
Originated Mortgage Servicing Rights	(5,553)	(6,008)
Other	(16)	(909)
Gross Deferred Tax Liabilities	(79,548)	(88,450)
Deferred Tax Assets:
Allowance for Credit Losses	40,370	40,056
Minimum Pension Liability	8,390	9,046
Accrued Expenses	20,020	20,066
Postretirement Benefit Obligations	7,058	7,005
Capital Lease Expenses	2,148	2,156
Operating Lease Right-of-Use Assets	25,102	26,648
Restricted Stock	6,535	5,988
Net Unrealized Losses on Investments Securities	134,685	147,716
Deductible State and Local Taxes	1,966	2,360
Low Income Housing Investments	4,569	5,349
Other	10,049	5,995
Gross Deferred Tax Assets Before Valuation Allowance	260,892	272,385
Valuation Allowance	(6,728)	(6,222)
Gross Deferred Tax Assets After Valuation Allowance	254,164	266,163
Net Deferred Tax Assets	$174,616	$177,713

Both positive and negative evidence were considered by management in determining the need for a valuation allowance. Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/carryforwards of capital losses are allowed. Positive evidence included capital gains in the carryback years. After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate. Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and there will be sufficient future taxable income exclusive of reversing temporary differences. As of December 31, 2023, and December 31, 2022, the Company carried a valuation allowance of $6.7 million and $6.2 million, respectively, related to the deferred tax assets established in connection with the low-income housing investments.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2023, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	2023	2022	2021
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.20	2.08	2.85
Low-Income Housing Investments	1.35	1.60	0.77
Investment Tax Credits	(0.37)	(0.28)	(0.35)
Bank-Owned Life Insurance	(1.07)	(0.72)	(0.48)
Tax-Exempt Income	(0.50)	(0.20)	(0.24)
Leveraged Lease	—	(0.84)	(0.10)
Other	2.01	(0.33)	(1.28)
Effective Tax Rate	24.62%	22.31%	22.17%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

(dollars in thousands)	2023	2022	2021
Unrecognized Tax Benefits at Beginning of Year	$3,696	$4,015	$5,403
Gross Increases, Related to Tax Positions Taken in a Prior Period	54	1	261
Gross Decreases, Related to Tax Positions Taken in a Prior Period	—	(26)	(1,285)
Gross Increases, Related to Current Period Tax Positions	27	226	234
Lapse of Statute of Limitations	(40)	(520)	(598)
Unrecognized Tax Benefits at End of Year	$3,737	$3,696	$4,015

As of December 31, 2023, and December 31, 2022, $3.7 million in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2023.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. The recorded net tax benefit for interest and penalties was less than $0.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021. As of December 31, 2023, and December 31, 2022, the balance of the accrual for possible interest and penalties was $1.1 million and $1.3 million, respectively.

The federal tax returns for 2020 through 2022 remain subject to examination. The Company's State of Hawaii income tax returns for 2017 and 2020 through 2022 remain subject to examination by the taxing authorities.

Note 17. Derivative Financial Instruments

The Company uses derivative instruments to manage its exposure to market risks, including interest rate risk, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, while other derivatives serve as economic hedges that do not qualify for hedge accounting. The Company is party to master netting arrangements with its financial institution counterparties. See Note 19 Balance Sheet Offsetting for more information.

In 2023, the Company entered into certain interest rate swap contracts that are matched to closed portfolios of fixed-rate residential mortgage loans and available-for-sale investments securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying loans or investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan or investment security.

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$3,000,000	$(48,672)	$—	$—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	5,899	148	3,860	58
Forward Commitments	8,583	(105)	3,256	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,067,624	(114,701)	1,821,433	(160,914)
Pay Fixed/Receive Variable Swaps	2,067,624	114,542	1,821,433	38,785
Foreign Exchange Contracts	745	—	52,065	1,745
Conversion Rate Swap Agreement	155,196	NA 1	124,752	NA 1

1.
The conversation rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2023, and December 31, 2022:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Asset Derivatives[1]	Liability Derivatives[1]	Asset Derivatives[1]	Liability Derivatives[1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$143,593	$143,752	$45,831	$167,960
Designated as hedging instruments	(48,672)	—	—	—
	94,921	143,752	45,831	167,960
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	148	—	64	6
Forward Commitments	—	105	10	4
Foreign Exchange Contracts	—	—	1,812	67
Total Derivatives	$95,069	$143,857	$47,717	$168,037

1.
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	Location of Net Gains	Year Ended December 31,
(dollars in thousands)	(Losses) Recognized in the Statements of Income	2023	2022	2021
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$(20,293)	$—	$—
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	20,260		—
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	(28,379)	—	—
Recognized on Hedged Item	Interest and Fees on Loans and Leases	28,386	—	—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	828	(915)	8,771
Forward Commitments	Mortgage Banking	—	2,348	1,580
Interest Rate Swap Agreements [1]	Other Noninterest Income	(96)	44	77
Foreign Exchange Contracts	Other Noninterest Income	3,745	1,792	1,462
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(1,598)	—	—
Total		$2,853	$3,269	$11,890

1.
The net gain amount presented in the table above for the year ended December 31, 2021, have been updated to properly exclude the fee income generated from the execution of these derivative financial instruments.

The following amounts were recorded on the consolidated statement of financial condition related to the cumulative basis adjustment for fair value hedges as of December 31, 2023 and December 31, 2022:

Derivative Financial Instruments Designated as Hedging Instruments
Line Item in the Consolidated Statement of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	2023	2022	2023	2022
Investment Securities, Available-for-Sale[1]	$1,320,260	$—	$20,260	$—
Loans and Leases[2]	1,728,386	—	28,386	—

1.
These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2023, the fair value of the closed portfolios used in these hedging relationships was $1.8 billion.

2.
These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.2 billion.

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with the Bank’s risk management activities and to accommodate the needs of the Bank’s customers. As with any financial instrument, derivative financial instruments have inherent risks. Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates, and equity prices. Market risks associated with derivative financial instruments are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor its overall market risk exposure, including earnings, valuation and price sensitivity analysis, and other methodologies.

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

Derivatives Not Designated as Hedging Instruments

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

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net asset position with its financial institution counterparties totaling $114.5 million and $38.8 million as of December 31, 2023, and December 31, 2022, respectively. See Note 19 to the Consolidated Financial Statements for more information on the interest rate swap agreements.

Foreign Exchange Contracts

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion rate of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion rate, the buyer would be required to make payment to the Company. As of December 31, 2023, and December 31, 2022, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion rate were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its available-for-sale investment securities and fixed rate residential mortgage loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $208.9 million and $174.5 million as of December 31, 2023, and December 31, 2022, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2023, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2024	$27,354
2025	49,584
2026	288
2027	476
2028	202
Thereafter	23,219
Total Unfunded Commitments	$101,123

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

(dollars in thousands)	2023	2022	2021
Effective Yield Method
Tax credits and other tax benefits recognized	$5,830	$6,116	$8,604
Amortization Expense in Provision for Income Taxes	5,331	5,185	6,700

Proportional Amortization Method
Tax credits and other tax benefits recognized	$19,429	$15,174	$10,831
Amortization Expense in Provision for Income Taxes	16,840	13,131	9,375

There were no impairment losses related to LIHTC investments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2023, and December 31, 2022. Swap agreements the Company has with commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)- (iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,147	$—	$129,147	$129,147	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	14,605	—	14,605	14,605	—	—

Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—

December 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$42,339	$—	$42,339	$42,339	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	3,554	—	3,554	3,554	—	—

Repurchase Agreements:
Private Institutions	725,000	—	725,000	—	725,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$725,490	$—	$725,490	$—	$725,490	$—
1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $39.2 million and $34.8 million as of December 31, 2023, and December 31, 2022, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $167.3 million and $755.9 million as of December 31, 2023, and December 31, 2022, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million and $0.8 million as of December 31, 2023, and December 31, 2022, respectively.

Note 20. Commitments and Contingencies

The Company’s credit commitments as of December 31, 2023, were as follows:

(dollars in thousands)	December 31, 2023
Unfunded Commitments to Extend Credit	$3,433,061
Standby Letters of Credit	88,512
Commercial Letters of Credit	16,551
Total	$3,538,124

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $63.7 million secured certain specifically identified standby letters of credit as of December 31, 2023. As of December 31, 2023, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.

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

Note 21. Fair Value of Assets and Liabilities

Fair Value Hierarchy

The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis. See Note 1 to the Consolidated Financial Statements for more information on fair value measurements.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements. The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close. This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements. Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period. The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate. Historically, these instruments were classified as a Level 3 measurement due to a credit factor adjustment that was utilized to estimate the fair value. However, the Company concluded that the impact of the credit factor adjustment, while still unobservable, is not significant to the fair value measurement of these instruments. As a result, the fair values of interest rate swaps are classified as a Level 2 measurement as of December 31, 2023. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2023, and December 31, 2022, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and December 31, 2022:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,214	$66,359	$—	$212,573
Debt Securities Issued by States and Political Subdivisions	—	63,806	—	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,476	—	1,476
Debt Securities Issued by Corporations	—	657,701	—	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	—	629,327	—	629,327
Residential - U.S. Government-Sponsored Enterprises	—	709,127	—	709,127
Commercial - Government Agencies or Sponsored Agencies	—	134,923	—	134,923
Total Mortgage-Backed Securities	—	1,473,377	—	1,473,377
Total Investment Securities Available-for-Sale	146,214	2,262,719	—	2,408,933
Loans Held for Sale	—	3,124	—	3,124
Mortgage Servicing Rights	—	—	678	678
Other Assets	13,448	—	—	13,448
Derivatives [1]	—	94,921	148	95,069
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2023	$159,662	$2,360,764	$826	$2,521,252
Liabilities:
Derivatives [1]	$—	$143,857	$—	$143,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023	$—	$143,857	$—	$143,857
December 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$141,944	$91,962	$—	$233,906
Debt Securities Issued by States and Political Subdivisions	—	95,265	—	95,265
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	48,628	—	48,628
Debt Securities Issued by Corporations	—	794,658	—	794,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	732,828	—	732,828
Residential - U.S. Government-Sponsored Enterprises	—	793,871	—	793,871
Commercial - Government Agencies or Sponsored Agencies	—	145,667	—	145,667
Total Mortgage-Backed Securities	—	1,672,366	—	1,672,366
Total Investment Securities Available-for-Sale	141,944	2,702,879	—	2,844,823
Loans Held for Sale	—	1,035	—	1,035
Mortgage Servicing Rights	—	—	717	717
Other Assets	47,755	—	—	47,755
Derivatives [1]	—	1,822	45,895	47,717
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022	$189,699	$2,705,736	$46,612	$2,942,047
Liabilities:
Derivatives [1]	$—	$70	$167,967	$168,037
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022	$—	$70	$167,967	$168,037

1.
The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2023, and December 31, 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2023
Balance as of January 1, 2023	$717	$(122,072)
Transfer to Level 2 [3]	—	122,130
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	828
Transfers to Loans Held for Sale	—	(738)
Balance as of December 31, 2023	$678	$148
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2023	$—	$828

Year Ended December 31, 2022
Balance as of January 1, 2022	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(83)	(871)
Transfers to Loans Held for Sale	—	(112)
Variation Margin Payments	—	(144,993)
Balance as of December 31, 2022	$717	$(122,072)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2022	$—	$(871)

1.
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
2.
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.
3.
In 2023, the Company concluded that the impact of the credit factor adjustment, while still unobservable, is not significant to the fair value measurement of these instruments. As a result, the fair values of interest rate swaps are classified as a Level 2 measurement as of December 31, 2023.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2023, and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2023					December 31, 2022
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Range			Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.98%	-	21.18%	4.06%	$26,851	2.81%	-	10.63%	4.02%	$28,040
		Discount Rate	7.65%	-	10.79%	9.48%		8.70%	-	10.40%	9.93%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	83.50%	-	99.00%	85.53%	$148	84.10%	-	99.00%	92.86%	$58
Interest Rate Swap Agreements[2]	Discounted Cash Flow	Credit Factor	NA	-	NA	NA	NA	0.00%	-	0.49%	0.01%	$(122,129)

1.
Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.
2.
In 2023, we concluded that the impact of the credit factor adjustment, while still unobservable, was not significant to the fair value measurement of these instruments as of December 31, 2023. As a result, the fair values of interest rate swaps were classified as a Level 2 measurement in 2023.

Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2023.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,201	$—

December 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$21,902	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2023, and December 31, 2022.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2023
Loans Held for Sale	$3,124	$3,051	$73

December 31, 2022
Loans Held for Sale	$1,035	$1,016	$19

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the years ended December 31, 2023, and December 31, 2022, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2023, and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,997,335	$4,253,637	$116,531	$4,137,106	$—
Loans	13,698,701	12,872,260	—	—	12,872,260

Financial Instruments – Liabilities
Time Deposits	3,057,302	3,043,258	—	3,043,258	—
Securities Sold Under Agreements to Repurchase	150,490	155,461	—	155,461	—
Other Debt [1]	550,000	541,466	—	541,466	—

December 31, 2022
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$5,414,139	$4,615,393	$113,417	$4,501,976	$—
Loans	13,371,226	12,386,615	—	—	12,386,615

Financial Instruments – Liabilities
Time Deposits	1,705,737	1,679,777	—	1,679,777	—
Securities Sold Under Agreements to Repurchase	725,490	718,614	—	718,614	—
Other Debt [1]	400,000	402,877	—	402,877	—

1.
Excludes finance lease obligations.

Note 22. Revenue from Contracts with Customers

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$43,597	$43,803	$46,068
Service Charges on Deposit Accounts	13,244	12,975	12,181
Fees, Exchange, and Other Service Charges	44,887	43,139	41,962
Annuity and Insurance	4,672	3,710	3,130
Other	9,619	9,034	8,684
Noninterest Income (in-scope of Topic 606)	116,019	112,661	112,025
Noninterest Income (out-of-scope of Topic 606)	60,590	44,880	59,328
Total Noninterest Income	$176,609	$157,541	$171,353

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

(dollars in thousands)		December 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$86,110	$92,307
Finance lease right-of-use assets	Premises and Equipment, Net	2,088	2,160
Total Lease Right-of-Use Assets		$88,198	$94,467

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$94,693	$100,526
Finance lease liabilities	Other Debt	10,190	10,294
Total Lease Liabilities		$104,883	$110,820

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

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	14.7 years	15.4 years
Finance leases	29.0 years	30.0 years
Weighted-Average Discount Rate
Operating leases	3.59%	3.56%
Finance leases	7.04%	7.04%

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

(dollars in thousands)	2023	2022
Lease Costs
Operating lease cost	$11,667	$11,843
Variable lease cost	3,497	3,305
Short-term lease cost	226	328
Interest on lease liabilities [1]	721	728
Amortization of right-of-use assets	72	72
Sublease income	(7,201)	(7,147)
Net Lease Costs	$8,982	$9,129

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,561	$11,502
Operating cash flows from finance leases	721	728
Financing cash flows from finance leases	104	97
Right-of-use assets obtained in exchange for new operating lease liabilities	2,477	10,804
1
Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2023, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2024	$825	$11,496
2025	825	10,855
2026	825	9,634
2027	825	8,817
2028	825	8,313
Thereafter	19,804	78,996
Total Future Minimum Lease Payments	23,929	128,111
Amounts Representing Interest	(13,739)	(33,418)
Present Value of Net Future Minimum Lease Payments	$10,190	$94,693

The Company, as lessor, leases and subleases certain properties to third party lessees. Rental income for these operating leases were $10.1 million, $9.5 million, and $9.8 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2023, were as follows:

(dollars in thousands)	Minimum Rental Income
2024	$4,828
2025	3,815
2026	3,118
2027	2,226
2028	1,886
Thereafter	2,534
Total	$18,407

Note 24. Bank of Hawai‘i Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Income
Dividends from Bank of Hawai‘i	$137,000	$182,000	$62,000
Investment Securities Losses, Net	(1,394)	(1,195)	(948)
Other Income and Interest on Investment	6	6	6
Total Income	135,612	180,811	61,058
Noninterest Expense
Intercompany Salaries and Services	1,140	1,121	764
Other Expenses	2,409	2,240	1,787
Total Noninterest Expense	3,549	3,361	2,551
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	132,063	177,450	58,507
Income Tax Benefit	1,882	2,036	2,131
Equity in Undistributed Income of Subsidiaries	37,257	46,318	192,734
Net Income	$171,202	$225,804	$253,372
Comprehensive Income (Loss)	$209,172	$(142,472)	$179,168

Condensed Statements of Condition

(dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash with Bank of Hawai‘i	$25,310	$19,147
Investment Securities Held-to-Maturity	2,500	2,500
Goodwill	14,129	14,129
Other Assets	14,619	11,596
Equity in Net Assets of Subsidiaries	1,369,732	1,279,736
Total Assets	$1,426,290	$1,327,108

Liabilities
Income Taxes Payable	$—	$349
Other Liabilities	12,048	9,764
Total Liabilities	12,048	10,113
Shareholders' Equity	1,414,242	1,316,995
Total Liabilities and Shareholders' Equity	$1,426,290	$1,327,108

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Operating Activities
Net Income	$171,202	$225,804	$253,372
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	887	847	779
Net Losses on Sales of Investment Securities	1,394	1,195	948
Equity in Undistributed Income of Subsidiaries	(37,257)	(46,318)	(192,734)
Net Change in Other Assets and Other Liabilities	(585)	1,138	(977)
Net Cash Provided by Operating Activities	135,641	182,666	61,388

Investing Activities
Capital Contributions to the Bank of Hawai‘i	—	—	(165,000)
Expenses related to Sales of Investment Securities	(1,394)	(1,195)	(948)
Net Cash Used in Investing Activities	(1,394)	(1,195)	(165,948)

Financing Activities
Proceeds from Issuance of Common Stock	5,878	6,797	13,611
Proceeds from Issuance of Preferred Stock	—	—	175,487
Repurchase of Common Stock	(14,290)	(55,063)	(31,258)
Cash Dividends Paid Common Stock	(111,795)	(112,557)	(110,633)
Cash Dividends Paid Preferred Stock	(7,877)	(7,877)	(2,975)
Net Cash (Used in) Provided by Financing Activities	(128,084)	(168,700)	44,232

Net Change in Cash and Cash Equivalents	6,163	12,771	(60,328)
Cash and Cash Equivalents at Beginning of Period	19,147	6,376	66,704
Cash and Cash Equivalents at End of Period	$25,310	$19,147	$6,376

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP , located in Honolulu, Hawaii, United States, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Honolulu, Hawaii

February 29, 2024

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawai‘i Corporation Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawai‘i Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2023, December 31, 2022, and December 31, 2021

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023, December 31, 2022, and December 31, 2021

Consolidated Statements of Condition – December 31, 2023, and December 31, 2022

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2023, December 31, 2022, and December 31, 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2023, December 31, 2022, and December 31, 2021

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

10.10

Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11

Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12

Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24

Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)*

10.30

Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.31

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

10.32

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2019 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 25, 2019).*

10.33

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 24, 2020).*

10.34

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Service-Based)(incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.35

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.36

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Special Retention Incentive Plan Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.37

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Supplemental Restricted Stock Grant Program Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.38

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 21, 2022).*

10.39

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (Select Executive Retention Program) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 18, 2022).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Compensation Clawback Policy

101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho	S. Haunani Apoliona, Director
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ Mark A. Burak	/s/ John C. Erickson
Mark A. Burak, Director	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle E. Hulst
Joshua D. Feldman, Director	Michelle E. Hulst, Director

/s/ Kent T. Lucien	/s/ Elliot K. Mills
Kent T. Lucien, Director	Elliot K. Mills, Director

/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director

/s/ Barbara J. Tanabe	/s/ Dana M. Tokioka
Barbara J. Tanabe, Director	Dana M. Tokioka, Director

/s/ Raymond P. Vara, Jr.	/s/ Suzanne P. Vares-Lum
Raymond P. Vara, Jr., Director	Suzanne P. Vares-Lum, Director

/s/ Robert W. Wo	/s/ Dean Y. Shigemura
Robert W. Wo, Director	Dean Y. Shigemura, Chief Financial Officer (Principal Financial Officer)

/s/ Jeanne M. Dressel
Jeanne M. Dressel, Controller, Principal Accounting Officer