Form 10-Q
period 2024-03-31
BANK OF HAWAII CORP
filed 2024-04-23
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

As of April 16, 2024, there were 39,695,792 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2024	2023
Interest Income
Interest and Fees on Loans and Leases	$159,336	$136,501
Income on Investment Securities
Available-for-Sale	21,757	23,893
Held-to-Maturity	22,136	23,948
Deposits	30	27
Funds Sold	6,127	3,366
Other	970	597
Total Interest Income	210,356	188,332
Interest Expense
Deposits	89,056	37,794
Securities Sold Under Agreements to Repurchase	1,443	5,377
Funds Purchased	—	704
Short-Term Borrowings	—	3,203
Other Debt	5,919	5,299
Total Interest Expense	96,418	52,377
Net Interest Income	113,938	135,955
Provision for Credit Losses	2,000	2,000
Net Interest Income After Provision for Credit Losses	111,938	133,955
Noninterest Income
Trust and Asset Management	11,189	10,690
Mortgage Banking	951	1,004
Service Charges on Deposit Accounts	7,947	7,737
Fees, Exchange, and Other Service Charges	14,123	13,808
Investment Securities Losses, Net	(1,497)	(1,792)
Annuity and Insurance	1,046	1,271
Bank-Owned Life Insurance	3,356	2,842
Other	5,170	5,177
Total Noninterest Income	42,285	40,737
Noninterest Expense
Salaries and Benefits	58,215	65,088
Net Occupancy	10,456	9,872
Net Equipment	10,103	10,375
Data Processing	4,770	4,583
Professional Fees	4,677	3,883
FDIC Insurance	3,614	3,234
Other	14,024	14,884
Total Noninterest Expense	105,859	111,919
Income Before Provision for Income Taxes	48,364	62,773
Provision for Income Taxes	11,973	15,931
Net Income	$36,391	$46,842
Preferred Stock Dividends	1,969	1,969
Net Income Available to Common Shareholders	$34,422	$44,873
Basic Earnings Per Common Share	$0.87	$1.14
Diluted Earnings Per Common Share	$0.87	$1.14
Dividends Declared Per Common Share	$0.70	$0.70
Basic Weighted Average Common Shares	39,350,390	39,276,833
Diluted Weighted Average Common Shares	39,626,463	39,465,889

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Net Income	$36,391	$46,842
Other Comprehensive Income , Net of Tax:
Net Unrealized Gains on Investment Securities	12,938	29,276
Defined Benefit Plans	169	84
Total Other Comprehensive Income	13,107	29,360
Comprehensive Income	$49,498	$76,202

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Interest-Bearing Deposits in Other Banks	$2,742	$2,761
Funds Sold	673,489	690,112
Investment Securities
Available-for-Sale	2,352,051	2,408,933
Held-to-Maturity (Fair Value of $4,104,622 and $4,253,637)	4,913,457	4,997,335
Loans Held for Sale	2,182	3,124
Loans and Leases	13,853,837	13,965,026
Allowance for Credit Losses	(147,664)	(146,403)
Net Loans and Leases	13,706,173	13,818,623
Total Earning Assets	21,650,094	21,920,888
Cash and Due From Banks	215,290	308,071
Premises and Equipment, Net	192,486	194,855
Operating Lease Right-of-Use Assets	85,501	86,110
Accrued Interest Receivable	67,887	66,525
Foreclosed Real Estate	2,672	2,098
Mortgage Servicing Rights	20,422	20,880
Goodwill	31,517	31,517
Bank-Owned Life Insurance	468,206	462,894
Other Assets	686,785	639,458
Total Assets	$23,420,860	$23,733,296
Liabilities
Deposits
Noninterest-Bearing Demand	$5,542,930	$6,058,554
Interest-Bearing Demand	3,823,224	3,749,717
Savings	8,231,245	8,189,472
Time	3,079,187	3,057,302
Total Deposits	20,676,586	21,055,045
Securities Sold Under Agreements to Repurchase	150,490	150,490
Other Debt	560,163	560,190
Operating Lease Liabilities	94,104	94,693
Retirement Benefits Payable	23,365	23,673
Accrued Interest Payable	37,081	41,023
Taxes Payable	7,378	7,636
Other Liabilities	435,716	386,304
Total Liabilities	21,984,883	22,319,054
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: March 31, 2024 and December 31, 2023 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2024 -58,753,708 / 39,720,724 and December 31, 2023 -58,755,465 / 39,753,138)	584	583
Capital Surplus	640,663	636,422
Accumulated Other Comprehensive Loss	(383,581)	(396,688)
Retained Earnings	2,114,729	2,107,569
Treasury Stock, at Cost (Shares: March 31, 2024 - 19,032,984 and December 31, 2023 - 19,002,327)	(1,116,418)	(1,113,644)
Total Shareholders’ Equity	1,435,977	1,414,242
Total Liabilities and Shareholders’ Equity	$23,420,860	$23,733,296

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2023	180,000	$180,000	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	36,391	—	36,391
Other Comprehensive Income	—	—	—	—	—	13,107	—	—	13,107
Share-Based Compensation	—	—	—	—	4,030	—	—	—	4,030
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	21,332	1	211	—	794	546	1,552
Common Stock Repurchased	—	—	(53,746)	—	—	—	—	(3,320)	(3,320)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,056)	—	(28,056)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2024	180,000	$180,000	39,720,724	$584	$640,663	$(383,581)	$2,114,729	$(1,116,418)	$1,435,977

Balance as of December 31, 2022	180,000	$180,000	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	46,842	—	46,842
Other Comprehensive Income	—	—	—	—	—	29,360	—	—	29,360
Share-Based Compensation	—	—	—	—	3,371	—	—	—	3,371
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	13,164	1	177	—	1,587	(197)	1,568
Common Stock Repurchased	—	—	(202,408)	—	—	—	—	(13,793)	(13,793)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(27,944)	—	(27,944)
Cash Dividends Declared Preferred Stock			—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2023	180,000	$180,000	39,646,506	$583	$624,126	$(405,298)	$2,074,428	$(1,119,409)	$1,354,430

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Operating Activities
Net Income	$36,391	$46,842
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,000	2,000
Depreciation and Amortization	5,230	5,885
Amortization of Deferred Loan and Lease (Fees) Costs, Net	48	323
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	3,071	3,390
Amortization of Operating Lease Right-of-Use Assets	3,019	2,908
Share-Based Compensation	4,030	3,371
Benefit Plan Contributions	(571)	(419)
Deferred Income Taxes	2,468	5,708
Net Gains on Sales of Loans and Leases	(537)	(676)
Net Losses on Sales of Investment Securities	1,497	1,792
Proceeds from Sales of Loans Held for Sale	11,836	7,299
Originations of Loans Held for Sale	(10,800)	(8,384)
Net Tax Benefits (Deficiency) from Share-Based Compensation	(844)	(418)
Net Change in Other Assets and Other Liabilities	(3)	(100,580)
Net Cash Provided by (Used in) Operating Activities	56,835	(30,959)

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	49,482	59,837
Purchases	(706)	—
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	88,021	105,876
Net Change in Loans and Leases	110,211	(180,606)
Purchases of Premises and Equipment	(2,860)	(2,240)
Net Cash Provided by (Used in) Investing Activities	244,148	(17,133)

Financing Activities
Net Change in Deposits	(378,458)	(124,396)
Net Change in Short-Term Borrowings	—	325,000
Proceeds from Long-Term Debt	—	100,000
Repayments of Long-Term Debt	(27)	(25)
Proceeds from Issuance of Common Stock	1,424	1,437
Repurchase of Common Stock	(3,320)	(13,793)
Cash Dividends Paid on Common Stock	(28,056)	(27,944)
Cash Dividends Paid on Preferred Stock	(1,969)	(1,969)
Net Cash (Used in) Provided by Financing Activities	(410,406)	258,310
Net Change in Cash and Cash Equivalents	(109,423)	210,218
Cash and Cash Equivalents at Beginning of Period	1,000,944	401,767
Cash and Cash Equivalents at End of Period	$891,521	$611,985
Supplemental Information
Cash Paid for Interest	$100,360	$49,014
Cash Paid for Income Taxes	2,486	92
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	574	—

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Significant changes to accounting policies from those disclosed in our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K are presented below.

Recently Issued Disclosure Rules

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

Note 2. Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	March 31, 2024
Interest-Bearing Deposits in Other Banks	$2,742
Funds Sold	673,489
Cash and Due From Banks	215,290
Total Cash and Cash Equivalents	$891,521

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2024, and December 31, 2023, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$217,711	$267	$(11,666)	$206,312
Debt Securities Issued by States and Political Subdivisions	73,337	—	(9,886)	63,451
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,506	—	(81)	1,425
Debt Securities Issued by Corporations	705,308	244	(44,406)	661,146
Mortgage-Backed Securities:
Residential - Government Agencies	691,565	119	(89,408)	602,276
Residential - U.S. Government-Sponsored Enterprises	797,610	5	(113,042)	684,573
Commercial - Government Agencies or Sponsored Agencies	155,691	—	(22,823)	132,868
Total Mortgage-Backed Securities	1,644,866	124	(225,273)	1,419,717
Total	$2,642,728	$635	$(291,312)	$2,352,051
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,773	$—	$(16,655)	$115,118
Debt Securities Issued by Corporations	11,176	—	(2,126)	9,050
Mortgage-Backed Securities:
Residential - Government Agencies	1,639,458	15	(283,447)	1,356,026
Residential - U.S. Government-Sponsored Enterprises	2,697,411	10	(412,329)	2,285,092
Commercial - Government Agencies or Sponsored Agencies	433,639	—	(94,303)	339,336
Total Mortgage-Backed Securities	4,770,508	25	(790,079)	3,980,454
Total	$4,913,457	$25	$(808,860)	$4,104,622
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$223,308	$361	$(11,096)	$212,573
Debt Securities Issued by States and Political Subdivisions	73,417	—	(9,611)	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,556	—	(80)	1,476
Debt Securities Issued by Corporations	706,002	142	(48,443)	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	713,918	194	(84,785)	629,327
Residential - U.S. Government-Sponsored Enterprises	818,296	7	(109,176)	709,127
Commercial - Government Agencies or Sponsored Agencies	157,515	—	(22,592)	134,923
Total Mortgage-Backed Securities	1,689,729	201	(216,553)	1,473,377
Total	$2,694,012	$704	$(285,783)	$2,408,933
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,742	$—	$(15,211)	$116,531
Debt Securities Issued by Corporations	11,483	—	(1,998)	9,485
Mortgage-Backed Securities:
Residential - Government Agencies	1,674,076	20	(265,493)	1,408,603
Residential - U.S. Government-Sponsored Enterprises	2,744,094	9	(369,965)	2,374,138
Commercial - Government Agencies or Sponsored Agencies	435,940	—	(91,060)	344,880
Total Mortgage-Backed Securities	4,854,110	29	(726,518)	4,127,621
Total	$4,997,335	$29	$(743,727)	$4,253,637

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $9.1 million and $9.0 million as of March 31, 2024, and December 31, 2023, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $9.3 million and $8.7 million as of March 31, 2024, and December 31, 2023, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2024. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$21,821	$21,211
Due After One Year Through Five Years	433,974	403,727
Due After Five Years Through Ten Years	481,799	446,973
Due After Ten Years	—	—
	937,594	871,911
Debt Securities Issued by Government Agencies	60,268	60,423
Mortgage-Backed Securities:
Residential - Government Agencies	691,565	602,276
Residential - U.S. Government-Sponsored Enterprises	797,610	684,573
Commercial - Government Agencies or Sponsored Agencies	155,691	132,868
Total Mortgage-Backed Securities	1,644,866	1,419,717
Total	$2,642,728	$2,352,051
Held-to-Maturity:
Due in One Year or Less	485	479
Due After One Year Through Five Years	82,273	73,516
Due After Five Year Through Ten Years	60,191	50,173
	142,949	124,168
Mortgage-Backed Securities:
Residential - Government Agencies	1,639,458	1,356,026
Residential - U.S. Government-Sponsored Enterprises	2,697,411	2,285,092
Commercial - Government Agencies or Sponsored Agencies	433,639	339,336
Total Mortgage-Backed Securities	4,770,508	3,980,454
Total	$4,913,457	$4,104,622

Investment securities with carrying values of $7.0 billion and $7.1 billion as of March 31, 2024, and December 31, 2023, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three months ended March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Total Losses on Sales of Investment Securities	$(1,497)	$(1,792)

The losses on sales of investment securities during the three months ended March 31, 2024, and March 31, 2023, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. These losses were not the result of the Company selling its investment securities.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$11,302	$(65)	$154,379	$(11,601)	$165,681	$(11,666)
Debt Securities Issued by States and Political Subdivisions	—	—	63,451	(9,886)	63,451	(9,886)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,425	(81)	1,425	(81)
Debt Securities Issued by Corporations	197,573	(2,427)	413,329	(41,979)	610,902	(44,406)
Mortgage-Backed Securities:
Residential - Government Agencies	3,611	(2)	594,450	(89,406)	598,061	(89,408)
Residential - U.S. Government-Sponsored Enterprises	—	—	684,250	(113,042)	684,250	(113,042)
Commercial - Government Agencies or Sponsored Agencies	—	—	132,868	(22,823)	132,868	(22,823)
Total Mortgage-Backed Securities	3,611	(2)	1,411,568	(225,271)	1,415,179	(225,273)
Total	$212,486	$(2,494)	$2,044,152	$(288,818)	$2,256,638	$(291,312)

December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,171	$(16)	$155,341	$(11,080)	$162,512	$(11,096)
Debt Securities Issued by States and Political Subdivisions	237	(2)	63,509	(9,609)	63,746	(9,611)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,476	(80)	1,476	(80)
Debt Securities Issued by Corporations	220,987	(4,013)	411,573	(44,430)	632,560	(48,443)
Mortgage-Backed Securities:
Residential - Government Agencies	9,628	(13)	613,926	(84,772)	623,554	(84,785)
Residential - U.S. Government-Sponsored Enterprises	—	—	708,797	(109,176)	708,797	(109,176)
Commercial - Government Agencies or Sponsored Agencies	—	—	134,923	(22,592)	134,923	(22,592)
Total Mortgage-Backed Securities	9,628	(13)	1,457,646	(216,540)	1,467,274	(216,553)
Total	$238,023	$(4,044)	$2,089,545	$(281,739)	$2,327,568	$(285,783)

The Company does not believe the AFS debt securities that were in an unrealized loss position as of March 31, 2024, which were comprised of 388 individual securities, represent a credit loss impairment. As of March 31, 2024, and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of March 31, 2024.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2024, and March 31, 2023, were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Taxable	$43,887	$47,757
Non-Taxable	6	84
Total Interest Income from Investment Securities	$43,893	$47,841

As of March 31, 2024, and December 31, 2023, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Federal Home Loan Bank of Des Moines Stock	$34,750	$34,750
Federal Reserve Bank Stock	27,626	27,522
Total	$62,376	$62,272

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
Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2024, and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial
Commercial and Industrial	$1,669,482	$1,652,699
Paycheck Protection Program	10,177	11,369
Commercial Mortgage	3,715,032	3,749,016
Construction	323,069	304,463
Lease Financing	57,817	59,939
Total Commercial	5,775,577	5,777,486
Consumer
Residential Mortgage	4,616,900	4,684,171
Home Equity	2,240,946	2,264,827
Automobile	825,854	837,830
Other[1]	394,560	400,712
Total Consumer	8,078,260	8,187,540
Total Loans and Leases	$13,853,837	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.

Most of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate located in the State of Hawaii.

Net gain related to sales of residential mortgage loans, recorded as a component of mortgage banking income were less than $0.1 million for the three months ended March 31, 2024, and March 31, 2023, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2024, and December 31, 2023, AIR for loans totaled $48.4 million, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2024, and March 31, 2023.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(360)	(3,395)	(3,755)
Recoveries on Loans and Leases Previously Charged-Off	116	1,358	1,474
Net Loans and Leases Recovered (Charged-Off)	(244)	(2,037)	(2,281)
Provision for Credit Losses	1,257	2,285	3,542
Balance at End of Period	$75,087	$72,577	$147,664
Three Months Ended March 31, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(261)	(4,048)	(4,309)
Recoveries on Loans and Leases Previously Charged-Off	50	1,591	1,641
Net Loans and Leases Recovered (Charged-Off)	(211)	(2,457)	(2,668)
Provision for Credit Losses	(4,918)	6,724	1,806
Balance at End of Period	$58,771	$84,806	$143,577

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

The following are the definitions of the Company’s credit quality indicators:

Pass:

Loans and leases in all classes within the commercial and consumer portfolio segments that are not adversely rated, are generally contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan or lease agreement. Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered Pass if the current loan-to-value ratio is 60% or less. Home equity loans that are past due 90 days or more as to principal or interest may be considered Pass if: a) the home equity loan is in first lien position and the current loan-to-value ratio is 60% or less; or b) the first mortgage is with the Company and the current combined loan-to-value ratio is 60% or less.

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024[2]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2024
Commercial
Commercial and Industrial
Pass	$117,709	$324,140	$277,302	$202,960	$142,257	$99,409	$397,661	$360	$1,561,798
Special Mention	-	58	-	-	-	-	45,184	-	45,242
Classified	13	11,395	6,595	8,791	6,611	8,978	20,048	11	62,442
Total Commercial and Industrial	$117,722	$335,593	$283,897	$211,751	$148,868	$108,387	$462,893	$371	$1,669,482
Paycheck Protection Program
Pass	$-	$-	$-	$1,951	$8,226	$-	$-	$-	$10,177
Total Paycheck Protection Program	$-	$-	$-	$1,951	$8,226	$-	$-	$-	$10,177
Commercial Mortgage
Pass	$117,064	$683,702	$1,001,935	$661,193	$424,648	$630,355	$41,647	$-	$3,560,544
Special Mention	-	65,190	1,950	13,684	-	11,066	-	-	91,890
Classified	468	5,168	18,746	5,922	18,979	13,315	-	-	62,598
Total Commercial Mortgage	$117,532	$754,060	$1,022,631	$680,799	$443,627	$654,736	$41,647	$-	$3,715,032
Construction
Pass	$43,335	$84,894	$127,090	$30,921	$-	$15,915	$17,166	$-	$319,321
Special Mention	-	-	-	-	1,324	-	-	-	1,324
Classified	-	-	2,424	-	-	-	-	-	2,424
Total Construction	$43,335	$84,894	$129,514	$30,921	$1,324	$15,915	$17,166	$-	$323,069
Lease Financing
Pass	$3,549	$9,292	$11,544	$12,776	$7,710	$11,674	$-	$-	$56,545
Classified	-	574	47	109	87	455	-	-	1,272
Total Lease Financing	$3,549	$9,866	$11,591	$12,885	$7,797	$12,129	$-	$-	$57,817
Total Commercial	$282,138	$1,184,413	$1,447,633	$938,307	$609,842	$791,167	$521,706	$371	$5,775,577
Consumer
Residential Mortgage
Pass	$25,834	$289,895	$782,706	$1,229,968	$960,845	$1,325,079	$-	$-	$4,614,327
Classified	-	-	-	426	448	1,699	-	-	2,573
Total Residential Mortgage	$25,834	$289,895	$782,706	$1,230,394	$961,293	$1,326,778	$-	$-	$4,616,900
Home Equity
Pass	$-	$-	$-	$-	$-	$42	$2,190,048	$49,092	$2,239,182
Classified	-	-	-	-	-	-	1,060	704	1,764
Total Home Equity	$-	$-	$-	$-	$-	$42	$2,191,108	$49,796	$2,240,946
Automobile
Pass	$58,778	$240,008	$278,365	$135,597	$56,266	$56,324	$-	$-	$825,338
Classified	-	67	201	83	27	138	-	-	516
Total Automobile	$58,778	$240,075	$278,566	$135,680	$56,293	$56,462	$-	$-	$825,854
Other[1]
Pass	$33,148	$93,435	$130,583	$81,064	$10,593	$44,101	$763	$-	$393,687
Classified	-	134	288	232	39	180	-	-	873
Total Other	$33,148	$93,569	$130,871	$81,296	$10,632	$44,281	$763	$-	$394,560
Total Consumer	$117,760	$623,539	$1,192,143	$1,447,370	$1,028,218	$1,427,563	$2,191,871	$49,796	$8,078,260
Total Loans and Leases	$399,898	$1,807,952	$2,639,776	$2,385,677	$1,638,060	$2,218,730	$2,713,577	$50,167	$13,853,837

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Classified in the 2024 column represent renewal of loans that originated in an earlier period.

For the three months ended March 31, 2024, $3.4 million of revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023[2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2023
Commercial
Commercial and Industrial
Pass	$319,451	$294,142	$229,286	$148,575	$40,696	$77,789	$380,524	$450	$1,490,913
Special Mention	50,792	5,555	-	-	657	-	39,278	-	96,282
Classified	11,790	5,846	8,928	6,625	-	9,199	23,103	13	65,504
Total Commercial and Industrial	$382,033	$305,543	$238,214	$155,200	$41,353	$86,988	$442,905	$463	$1,652,699
Paycheck Protection Program
Pass	$-	$-	$2,199	$9,170	$-	$-	$-	$-	$11,369
Total Paycheck Protection Program	$-	$-	$2,199	$9,170	$-	$-	$-	$-	$11,369
Commercial Mortgage
Pass	$788,558	$1,043,472	$679,258	$432,896	$244,767	$419,225	$41,292	$-	$3,649,468
Special Mention	30,356	18,636	-	3,875	-	9,153	-	-	62,020
Classified	5,829	155	3,724	13,112	535	14,173	-	-	37,528
Total Commercial Mortgage	$824,743	$1,062,263	$682,982	$449,883	$245,302	$442,551	$41,292	$-	$3,749,016
Construction
Pass	$77,163	$149,183	$50,996	$-	$16,009	$-	$9,777	$-	$303,128
Special Mention	-	-	-	1,335	-	-	-	-	1,335
Total Construction	$77,163	$149,183	$50,996	$1,335	$16,009	$-	$9,777	$-	$304,463
Lease Financing
Pass	$9,867	$13,409	$13,795	$8,493	$5,385	$7,650	$-	$-	$58,599
Classified	600	51	117	94	-	478	-	-	1,340
Total Lease Financing	$10,467	$13,460	$13,912	$8,587	$5,385	$8,128	$-	$-	$59,939
Total Commercial	$1,294,406	$1,530,449	$988,303	$624,175	$308,049	$537,667	$493,974	$463	$5,777,486
Consumer
Residential Mortgage
Pass	$297,532	$796,979	$1,249,917	$977,377	$303,098	$1,057,267	$-	$-	$4,682,170
Classified	-	-	426	-	-	1,575	-	-	2,001
Total Residential Mortgage	$297,532	$796,979	$1,250,343	$977,377	$303,098	$1,058,842	$-	$-	$4,684,171
Home Equity
Pass	$-	$-	$-	$-	$-	$43	$2,215,970	$46,794	$2,262,807
Classified	-	-	-	-	-	-	1,229	791	2,020
Total Home Equity	$-	$-	$-	$-	$-	$43	$2,217,199	$47,585	$2,264,827
Automobile
Pass	$250,380	$301,968	$149,915	$64,734	$46,396	$24,038	$-	$-	$837,431
Classified	84	108	11	46	72	78	-	-	399
Total Automobile	$250,464	$302,076	$149,926	$64,780	$46,468	$24,116	$-	$-	$837,830
Other[1]
Pass	$102,563	$141,421	$92,312	$13,074	$16,897	$32,519	$1,277	$-	$400,063
Classified	65	224	165	22	93	80	-	-	649
Total Other	$102,628	$141,645	$92,477	$13,096	$16,990	$32,599	$1,277	$-	$400,712
Total Consumer	$650,624	$1,240,700	$1,492,746	$1,055,253	$366,556	$1,115,600	$2,218,476	$47,585	$8,187,540
Total Loans and Leases	$1,945,030	$2,771,149	$2,481,049	$1,679,428	$674,605	$1,653,267	$2,712,450	$48,048	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the year ended December 31, 2023, $13.2 million of revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2024, and December 31, 2023.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of March 31, 2024
Commercial
Commercial and Industrial	$8,373	$78	$—	$13	8,464	1,661,018	$1,669,482	$13
Paycheck Protection Program	—	—	—	—	—	10,177	10,177	—
Commercial Mortgage	230	—	—	2,714	2,944	3,712,088	3,715,032	2,714
Construction	—	—	—	—	—	323,069	323,069	—
Lease Financing	—	—	—	—	—	57,817	57,817	—
Total Commercial	8,603	78	—	2,727	11,408	5,764,169	5,775,577	2,727
Consumer
Residential Mortgage	3,110	3,828	3,378	3,199	13,515	4,603,385	4,616,900	691
Home Equity	5,063	1,751	1,580	3,240	11,634	2,229,312	2,240,946	1,490
Automobile	9,403	1,321	517	—	11,241	814,613	825,854	—
Other [1]	2,055	1,097	872	—	4,024	390,536	394,560	—
Total Consumer	19,631	7,997	6,347	6,439	40,414	8,037,846	8,078,260	2,181
Total	$28,234	$8,075	$6,347	$9,166	$51,822	$13,802,015	$13,853,837	$4,908

As of December 31, 2023
Commercial
Commercial and Industrial	$6,748	$514	$—	$39	$7,301	$1,645,398	$1,652,699	$36
Paycheck Protection Program	—	—	—	—	—	11,369	11,369	—
Commercial Mortgage	—	—	—	2,884	2,884	3,746,132	3,749,016	2,884
Construction	—	—	—	—	—	304,463	304,463	—
Lease Financing	—	—	—	—	—	59,939	59,939	—
Total Commercial	6,748	514	—	2,923	10,185	5,767,301	5,777,486	2,920
Consumer
Residential Mortgage	4,547	317	3,814	2,935	11,613	4,672,558	4,684,171	867
Home Equity	4,210	1,967	1,734	3,791	11,702	2,253,125	2,264,827	1,101
Automobile	13,242	1,478	399	—	15,119	822,711	837,830	—
Other [1]	1,968	1,019	648	—	3,635	397,077	400,712	—
Total Consumer	23,967	4,781	6,595	6,726	42,069	8,145,471	8,187,540	1,968
Total	$30,715	$5,295	$6,595	$9,649	$52,254	$13,912,772	$13,965,026	$4,888

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2024, and December 31, 2023.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$13	$—	$13	$39	$—	$39
Commercial Mortgage	—	2,714	2,714	—	2,884	2,884
Total Commercial	13	2,714	2,727	39	2,884	2,923
Consumer
Residential Mortgage	3,199	—	3,199	2,935	—	2,935
Home Equity	3,240	—	3,240	3,791	—	3,791
Total Consumer	6,439	—	6,439	6,726	—	6,726
Total	$6,452	$2,714	$9,166	$6,765	$2,884	$9,649

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three months ended March 31, 2024 and March 31, 2023.

		Payment			% of
		Delay			Total
		and			Class of
	Term	Term	Payment		Loans and
(dollars in thousands)	Extension	Extension	Delay	Total	Leases
Three Months Ended March 31, 2024
Commercial
Commercial and Industrial	$25	$4,841	$—	$4,866	0.29%
Total Commercial	25	4,841	—	4,866	0.08%
Consumer
Residential Mortgage	—	—	15,261	15,261	0.33%
Home Equity	—	—	610	610	0.03%
Automobile	4,314	875	—	5,189	0.63%
Other[1]	455	116	—	571	0.14%
Total Consumer	4,769	991	15,871	21,631	0.27%
Total Loans and Leases	$4,794	$5,832	$15,871	$26,497	0.19%

Three Months Ended March 31, 2023
Commercial
Commercial and Industrial	$—	$7,091	$—	$7,091	0.50%
Total Commercial	—	7,091	—	7,091	0.13%
Consumer
Residential Mortgage	137	—	—	137	0.00%
Home Equity	141	—	—	141	0.01%
Automobile	1,815	—	—	1,815	0.21%
Other[1]	175	—	—	175	0.04%
Total Consumer	2,268	—	—	2,268	0.03%
Total Loans and Leases	$2,268	$7,091	$—	$9,359	0.07%

1.
Comprised of other revolving credit, installment, and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and March 31, 2023.

	Weighted-Average	Weighted-Average
	Months of	Payment
(dollars in thousands)	Term Extension	Deferral
Three Months Ended March 31, 2024
Commercial
Commercial and Industrial	$12	$593
Consumer
Residential Mortgage	—	17
Home Equity	—	3
Automobile	22	2
Other[1]	18	1

Three Months Ended March 31, 2023
Commercial
Commercial and Industrial	$6	$1,159
Consumer
Residential Mortgage	58	—
Home Equity	64	—
Automobile	23	—
Other[1]	23	—

1 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2024. There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023, that subsequently defaulted.

	Term
(dollars in thousands)	Extension	Total
Three Months Ended March 31, 2024
Consumer
Automobile	$514	$514
Other[1]	253	253
Total Consumer	767	767
Total Loans and Leases	$767	$767

1.
Comprised of other revolving credit, installment, and lease financing.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2024 and March 31, 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of March 31, 2024
Commercial
Commercial and Industrial	$4,841	$24	$—	$—	$—	$4,865
Total Commercial	4,841	24	—	—	—	4,865
Consumer
Residential Mortgage	15,261	—	—	—	—	15,261
Home Equity	610	—	—	—	—	610
Automobile	5,055	134	—	—	—	5,189
Other[1]	517	9	46	—	—	572
Total Consumer	21,443	143	46	—	—	21,632
Total Loans and Leases	26,284	$167	$46	$—	$—	$26,497

As of March 31, 2023
Commercial
Commercial and Industrial	$7,091	$—	$—	$—	$—	$7,091
Total Commercial	7,091	—	—	—	—	7,091
Consumer
Residential Mortgage	—	—	—	—	137	137
Home Equity	141	—	—	—	—	141
Automobile	1,815	—	—	—	—	1,815
Other[1]	175	—	—	—	—	175
Total Consumer	2,131	—	—	—	137	2,268
Total Loans and Leases	9,222	$—	$—	$—	$137	$9,359

1.
Comprised of other revolving credit, installment, and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three months ended March 31, 2024 and March 31, 2023.

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total Loans and Leases
As of March 31, 2024
Commercial
Commercial and Industrial	$—	$282	$—	$—	$—	$78	$360
Total Commercial	—	282	—	—	—	78	360
Consumer
Home Equity	—	—	35	—	—	—	35
Automobile	—	264	363	119	54	248	1,048
Other[1]	—	668	653	448	117	426	2,312
Total Consumer	—	932	1,051	567	171	674	3,395
Total	$—	$1,214	$1,051	$567	$171	$752	$3,755

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total Loans and Leases
As of March 31, 2023 [2]
Commercial
Commercial and Industrial	$—	$189	$—	$—	$—	$72	$261
Total Commercial	—	189	—	—	—	72	261
Consumer
Home Equity	—	—	—	—	—	50	50
Automobile	—	314	507	228	191	423	1,663
Other[1]	—	820	565	120	395	435	2,335
Total Consumer	—	1,134	1,072	348	586	908	4,048
Total	$—	$1,323	$1,072	$348	$586	$980	$4,309

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Certain prior period information has been reclassified to conform to current presentation.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.6 million as of March 31, 2024.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of March 31, 2024, and $2.6 billion as of December 31, 2023. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million for the three months ended March 31, 2024 and March 31, 2023. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2024, and March 31, 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at Beginning of Period	$678	$717
Change in Fair Value Due to Payoffs	(4)	(10)
Balance at End of Period	$674	$707

For the three months ended March 31, 2024, and March 31, 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at Beginning of Period	$20,201	$21,902
Servicing Rights that Resulted From Asset Transfers	96	65
Amortization	(549)	(572)
Balance at End of Period	$19,748	$21,395
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,173	$27,323
End of Period	$25,649	$26,456

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Weighted-Average Constant Prepayment Rate [1]	4.12%	4.06%
Weighted-Average Life (in years)	9.35	9.44
Weighted-Average Note Rate	3.69%	3.67%
Weighted-Average Discount Rate [2]	9.81%	9.48%

1 Represents annualized loan prepayment rate assumption.

2 Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2024, and December 31, 2023, is presented in the following table.

(dollars in thousands)	March 31, 2024	December 31, 2023
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(316)	$(326)
Decrease in fair value from 50 bps adverse change	(625)	(645)
Discount Rate
Decrease in fair value from 25 bps adverse change	(292)	(303)
Decrease in fair value from 50 bps adverse change	(577)	(600)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $202.4 million and $208.9 million as of March 31, 2024, and December 31, 2023, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2024, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2024	$19,155
2025	49,584
2026	288
2027	476
2028	202
Thereafter	23,219
Total Unfunded Commitments	$92,924

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2024, and March 31, 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,137	$1,457
Amortization Expense in Provision for Income Taxes	1,119	1,106
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$6,210	$5,438
Amortization Expense in Provision for Income Taxes	5,348	4,940

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2024, and March 31, 2023.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2024, and December 31, 2023, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2024
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of March 31, 2024, and December 31, 2023. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
March 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155,160	$—	$155,160	$155,160	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	7,174	—	$7,174	7,174	—	—
Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—
December 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,147	$—	$129,147	$129,147	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	14,605	—	14,605	14,605	—	—
Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—

1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $38.8 million and $39.2 million as of March 31, 2024, and December 31, 2023, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $161.7 million and $167.3 million as of March 31, 2024, and December 31, 2023, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million as of March 31, 2024, and December 31, 2023.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2024, and March 31, 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$11,404	$3,024	$8,380
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,202	1,644	4,558
Net Unrealized Gains (Losses) on Investment Securities	17,606	4,668	12,938
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	291	77	214
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	230	61	169
Other Comprehensive Income (Loss)	$17,836	$4,729	$13,107

Three Months Ended March 31, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$32,918	$8,723	$24,195
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,913	1,832	5,081
Net Unrealized Gains (Losses) on Investment Securities	39,831	10,555	29,276
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	175	47	128
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	114	30	84
Other Comprehensive Income (Loss)	$39,945	$10,585	$29,360

1 These amounts relate to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024, and March 31, 2023:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income (Loss) Before Reclassifications	8,380	—	—	8,380
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4,558	169	4,727
Total Other Comprehensive Income (Loss)	8,380	4,558	169	13,107
Balance at End of Period	$(216,027)	$(144,463)	$(23,091)	$(383,581)

Three Months Ended March 31, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	24,195	—	—	24,195
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5,081	84	5,165
Total Other Comprehensive Income (Loss)	24,195	5,081	84	29,360
Balance at End of Period	$(216,588)	$(163,716)	$(24,994)	$(405,298)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024, and March 31, 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,202)	$(6,913)	Interest Income
	1,644	1,832	Provision for Income Tax
	(4,558)	(5,081)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	61
Net Actuarial Losses [2]	(291)	(175)
	(230)	(114)	Total Before Tax
	61	30	Provision for Income Tax
	(169)	(84)	Net of Tax

Total Reclassifications for the Period	$(4,727)	$(5,165)	Net of Tax

1 Amounts in parentheses indicate reductions to net income.

2 These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense on the consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2024	2023
Numerator:
Net Income Available to Common Shareholders	$34,422	$44,873

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,350,390	39,276,833
Dilutive Effect of Equity Based Awards	276,073	189,056
Weighted Average Common Shares Outstanding - Diluted	39,626,463	39,465,889

Earnings Per Common Share:
Basic	$0.87	$1.14
Diluted	$0.87	$1.14

Antidilutive Stock Options and Restricted Stock Outstanding	11,566	148,920

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the CECL methodology that the Company used to estimate our consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 50 branch locations and 315 ATMs throughout Hawaii and the Pacific Islands, a customer service center, e-Bankoh (online banking service), and a mobile banking service.

Commercial Banking

Commercial Banking offers products including commercial and industrial loans, commercial real estate loans, commercial lease financing, auto dealer financing, merchant services, deposit products and cash management services. Commercial lending and lease financing, deposit products, and cash management and merchant services are offered to middle-market and large companies in Hawaii and the Pacific Islands. Commercial Banking also offers lease financing and deposit products to government entities in Hawaii. Commercial real estate mortgages focus on investors, developers, and builders predominantly domiciled in Hawaii. Commercial Banking includes international banking which services Japanese, Korean, and Chinese commercial businesses owned by a foreign individual or entity, a U.S. corporate subsidiary of a foreign owner, or businesses where management prefers to speak a foreign language.

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

Selected business segment financial information as of and for the three months ended March 31, 2024, and March 31, 2023, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2024
Net Interest Income (Loss)	$96,994	$51,493	$(34,549)	$113,938
Provision for Credit Losses	2,287	(6)	(281)	2,000
Net Interest Income (Loss) After Provision for Credit Losses	94,707	51,499	(34,268)	111,938
Noninterest Income	31,982	6,794	3,509	42,285
Noninterest Expense	(82,705)	(18,643)	(4,511)	(105,859)
Income (Loss) Before Provision for Income Taxes	43,984	39,650	(35,270)	48,364
Provision for Income Taxes	(11,181)	(10,008)	9,216	(11,973)
Net Income (Loss)	$32,803	$29,642	$(26,054)	$36,391
Total Assets as of March 31, 2024	$8,395,784	$5,830,056	$9,195,020	$23,420,860

Three Months Ended March 31, 2023 [1]
Net Interest Income (Loss)	$96,583	$55,541	$(16,169)	$135,955
Provision for Credit Losses	2,669	(1)	(668)	2,000
Net Interest Income (Loss) After Provision for Credit Losses	93,914	55,542	(15,501)	133,955
Noninterest Income	31,154	8,649	934	40,737
Noninterest Expense	(84,975)	(20,289)	(6,655)	(111,919)
Income (Loss) Before Provision for Income Taxes	40,093	43,902	(21,222)	62,773
Provision for Income Taxes	(10,274)	(10,486)	4,829	(15,931)
Net Income	$29,819	$33,416	$(16,393)	$46,842
Total Assets as of March 31, 2023 [1]	$8,628,287	$5,625,254	$9,678,436	$23,931,977
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

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$3,000,000	$(9,176)	$3,000,000	$(48,672)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	7,694	115	5,899	148
Forward Commitments	8,278	(29)	8,583	(105)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,057,296	(148,100)	2,067,624	(114,701)
Pay Fixed/Receive Variable Swaps	2,057,296	147,986	2,067,624	114,542
Foreign Exchange Contracts	1,395	(2)	745	—
Conversion Rate Swap Agreement [1]	166,361	NA	155,196	NA

1 The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were deemed neither probable nor reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives[1]	Derivatives[1]	Derivatives[1]	Derivatives[1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$162,219	$162,333	$143,593	$143,752
Designated as hedging instruments	(9,176)	—	(48,672)	—
	153,043	162,333	94,921	143,752
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	117	2	148	—
Forward Commitments	—	29	—	105
Foreign Exchange Contracts	—	2	—	—
Total Derivatives	$153,160	$162,366	$95,069	$143,857

1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are carried at fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2024, and March 31, 2023:

	Location of
	Net Gains (Losses)	Three Months Ended
	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2024	2023
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$16,893	$—
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(17,002)	—
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	22,603	—
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(22,751)	—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	123	204
Forward Commitments	Mortgage Banking	96	(31)
Interest Rate Swap Agreements	Other Noninterest Income	44	(16)
Foreign Exchange Contracts	Other Noninterest Income	1,171	841
Total		$1,177	$998

The following amounts were recorded on the consolidated statement of financial condition related to the cumulative basis adjustment for fair value hedges as of March 31, 2024 and December 31, 2023:

Derivative Financial Instruments
Designated as Hedging Instruments
Line Item in the Consolidated Statement of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Investment Securities, Available-for-Sale[1]	$1,303,258	$1,320,260	$3,258	$20,260
Loans and Leases[2]	1,705,635	1,728,386	5,635	28,386

1 These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2024, the fair value of the closed portfolios used in these hedging relationships was $1.8 billion.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.1 billion.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $148.0 million and $114.5 million as of March 31, 2024, and December 31, 2023, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of March 31, 2024, and December 31, 2023, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

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

Note 12. Commitments and Contingencies

The Company’s credit commitments as of March 31, 2024, and December 31, 2023, were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Unfunded Commitments to Extend Credit	$3,294,464	$3,433,061
Standby Letters of Credit	89,883	88,512
Commercial Letters of Credit	15,720	16,551
Total Credit Commitments	$3,400,067	$3,538,124

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $63.5 million secured certain specifically identified standby letters of credit as of March 31, 2024. As of March 31, 2024, the standby and commercial letters of credit had remaining terms ranging from 1 to 24 months.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate ("SOFR"). In addition, the Company includes in its fair value calculation a credit spread adjustment which is based primarily on management judgment. Thus, interest rate swap agreements are classified as a Level 3 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2024, and December 31, 2023, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$145,889	$60,423	$—	$206,312
Debt Securities Issued by States and Political Subdivisions	—	63,451	—	63,451
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,425	—	1,425
Debt Securities Issued by Corporations	—	661,146	—	661,146
Mortgage-Backed Securities:
Residential - Government Agencies	—	602,276	—	602,276
Residential - U.S. Government-Sponsored Enterprises	—	684,573	—	684,573
Commercial - Government Agencies	—	132,868	—	132,868
Total Mortgage-Backed Securities	—	1,419,717	—	1,419,717
Total Investment Securities Available-for-Sale	145,889	2,206,162	—	2,352,051
Loans Held for Sale	—	2,182	—	2,182
Mortgage Servicing Rights	—	—	674	674
Other Assets	15,362	—	—	15,362
Derivatives [1]	—	153,043	117	153,160
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2024	$161,251	$2,361,387	$791	$2,523,429
Liabilities:
Derivatives [1]	$—	$162,364	$2	$162,366
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2024	$—	$162,364	$2	$162,366
December 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,214	$66,359	$—	$212,573
Debt Securities Issued by States and Political Subdivisions	—	63,806	—	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,476	—	1,476
Debt Securities Issued by Corporations	—	657,701	—	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	—	629,327	—	629,327
Residential - U.S. Government-Sponsored Enterprises	—	709,127	—	709,127
Commercial - Government Agencies or Sponsored Agencies	—	134,923	—	134,923
Total Mortgage-Backed Securities	—	1,473,377	—	1,473,377
Total Investment Securities Available-for-Sale	146,214	2,262,719	—	2,408,933
Loans Held for Sale	—	3,124	—	3,124
Mortgage Servicing Rights	—	—	678	678
Other Assets	13,448	—	—	13,448
Derivatives [1]	—	94,921	148	95,069
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2023	$159,662	$2,360,764	$826	$2,521,252
Liabilities:
Derivatives [1]	$—	$143,857	$—	$143,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023	$—	$143,857	$—	$143,857

1 The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three months ended March 31, 2024, and March 31, 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2024
Balance as of January 1, 2024	$678	$148
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(4)	123
Transfers to Loans Held for Sale	—	(156)
Variation Margin Payments	—	—
Balance as of March 31, 2024	$674	$115
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2024	$—	$123

Three Months Ended March 31, 2023
Balance as of January 1, 2023	$717	$(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(10)	336
Transfers to Loans Held for Sale	—	(236)
Variation Margin Payments	—	69,133
Balance as of March 31, 2023	$707	$(52,838)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2023	$—	$188

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2024, and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
March 31, 2024
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.00%	-	20.73%	4.12%	$26,323
		Discount Rate	8.06%	-	10.93%	9.81%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	89.10%	-	99.00%	93.82%	$115

December 31, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.98%	-	21.18%	4.06%	$26,851
		Discount Rate	7.65%	-	10.79%	9.48%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	83.50%	-	99.00%	85.53%	$148

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2024, and December 31, 2023.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2024
Mortgage Servicing Rights - amortization method	Level 3	$19,748	$—
December 31, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,201	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2024, and December 31, 2023.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2024
Loans Held for Sale	$2,182	$2,167	$15
December 31, 2023
Loans Held for Sale	$3,124	$3,051	$73

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the three months ended March 31, 2024, and year ended December 31, 2023, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2024, and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,913,457	$4,104,622	$115,118	$3,989,504	$—
Loans	13,586,807	12,639,643	—	—	12,639,643
Financial Instruments - Liabilities
Time Deposits	3,079,187	3,060,493	—	3,060,493	—
Securities Sold Under Agreements to Repurchase	150,490	152,830	—	152,830	—
Other Debt [1]	550,000	545,546	—	545,546	—
December 31, 2023
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,997,335	$4,253,637	$116,531	$4,137,106	$—
Loans	13,698,701	12,872,260	—	—	12,872,260
Financial Instruments – Liabilities
Time Deposits	3,057,302	3,043,258	—	3,043,258	—
Securities Sold Under Agreements to Repurchase	150,490	155,461	—	155,461	—
Other Debt [1]	550,000	541,466	—	541,466	—

1 Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2024 financial results, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2023 fiscal year, as well as the year-to-year comparison between fiscal years 2023 and 2022, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered critical accounting policies by management. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. Factors include, among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different results would be reported under different conditions or different assumptions. The accounting policies we believe are most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2023.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897.

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders. Our business plan is balanced between growth and risk management while maintaining flexibility to adjust to economic changes. We will continue to focus on providing customers with best-in-class service and an innovative mix of products and services. We will also remain focused on delivering strong financial results while maintaining prudent risk and capital management strategies and affirming our commitment to support our local communities.

Hawaii Economy

In the aftermath of the devastation cause by the Maui wildfires, Hawaii’s economy has proven to be resilient and continues to perform well. Despite a dip in visitor arrivals and spending immediately after the fires, real visitor spending rebounded and hovered near historic highs in the first quarter. There was some softening of U.S. mainland visitor arrivals, however, it was offset by an uptick in visitors from Canada and Japan, representing promising ongoing progress towards regaining Hawaii’s international visitor profile. At the end of 2023, statewide visitor arrivals were about 9% below pre-pandemic levels primarily due to the Maui wildfires. However, the number of visitors to all other islands were at or above pre-pandemic levels.

The construction industry, buoyed by large federal and state grants, is expected to expand and require approximately 2,500 workers over the next three years in order to support Maui rebuilding efforts and home building projects on Oahu. On Maui, unemployment claims have decreased indicating a stronger than expected labor market recovery. For the rest of the state, employment rates have remained fairly stable, however, nearly all industries, excluding construction, are expected to experience a slowdown of job gains in 2024. Overall, Hawaii’s unemployment rate increased slightly from December 2023 to 3.1% in March 2024, which remains below the U.S. unemployment rate of 3.8%.

High housing costs are a challenge throughout the state. On Maui, in particular, residents displaced by the wildfires struggle to find long-term housing. For the first three months of 2024, the median price of single-family home sales and condominium sales on Oahu increased 4.4% and 1.0%, respectively, compared to the same period in 2023. The volume of single-family home sales and condominiums sales on Oahu increased 6.1% and decreased 7.1%, respectively, for the first three months of 2024 compared with the same period in 2023. Inventory of single-family homes and condominiums on Oahu continues to remain low at 2.7 months and 4.0 months, respectively.

Earnings Summary

Net income for the first quarter of 2024 was $36.4 million, a decrease of $10.4 million or 22% compared to the same period in 2023. Diluted earnings per common share was $0.87 for the first quarter of 2024, a decrease of $0.27 or 24% compared to the same period in 2023.

•
The return on average common equity for the first quarter of 2024 was 11.20% compared with 15.79% in the same quarter of 2023.
•
Net interest income for the first quarter of 2024 was $113.9 million, a decrease of 16% from the same quarter of 2023. The decrease in net interest income in the first quarter of 2024 was primarily due to higher funding costs, partially offset by higher earning asset yields. The net interest margin was 2.11% in the first quarter of 2024, a decrease of 36 basis points from the same period in 2023.
•
The provision for credit losses for the first quarter of 2024 and 2023 was $2.0 million.
•
Noninterest income was $42.3 million in the first quarter of 2024, an increase of 4% from the same period in 2023.
•
Noninterest expense was $105.9 million in the first quarter of 2024, a decrease of 5% from the same quarter of 2023.
•
The effective tax rate for the first quarter of 2024 was 24.76% compared with 25.38% during the same quarter of 2023.

We maintained a strong balance sheet during the first quarter of 2024, with what we believe are appropriate reserves for credit losses, strong liquidity and growing capital.

•
Total non-performing assets were $11.8 million as of March 31, 2024, up $0.1 million from December 31, 2023. Non-performing assets as a percentage of total loans and leases and foreclosed real estate were 0.09% at the end of the quarter, comparable to the same quarter of 2023.
•
Net loan and lease charge-offs during the first quarter of 2024 were $2.3 million or 7 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the first quarter of 2024 were comprised of charge-offs of $3.8 million partially offset by recoveries of $1.5 million. Compared to the same quarter of 2023, net loan and lease charge-offs decreased by $0.4 million or 1 basis point annualized on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $147.7 million as of March 31, 2024, an increase of $1.3 million from December 31, 2023. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.07% at the end of the quarter, up 3 basis points from the same quarter of 2023.
•
Total assets were $23.4 billion as of March 31, 2024, a decrease of 1% from December 31, 2023.
•
The investment securities portfolio was $7.3 billion as of March 31, 2024, a decrease of 2% from December 31, 2023. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $13.9 billion as of March 31, 2024, a decrease of 1% from December 31, 2023.
•
Total deposits were $20.7 billion as of March 31, 2024, a decrease of 2% from December 31, 2023.
•
Total shareholders’ equity was $1.4 billion as of March 31, 2024, an increase of 2% from December 31, 2023.
•
No shares of common stock were repurchased under the share repurchase program in the first quarter of 2024. Total remaining buyback authority under the share repurchase program was $126.0 million as of March 31, 2024.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on June 14, 2024 to shareholders of record at the close of business on May 31, 2024.
•
On April 5, 2024, the Company announced that the Board of Directors declared the quarterly dividend payment of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock. The depositary shares representing the Series A Preferred Stock are traded on the NYSE under the symbol “BOH.PRA.” The dividend will be payable on May 1, 2024 to shareholders of record of the preferred stock as of the close of business on April 16, 2024.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 1
	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense [2]	Rate	Balance	Expense [2]	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.8	$—	2.51%	$1.7	$—	6.25%
Funds Sold	455.9	6.1	5.32	295.9	3.4	4.55
Investment Securities
Available-for-Sale
Taxable	2,380.4	21.8	3.66	2,820.3	23.8	3.40
Non-Taxable	1.7	—	1.99	9.6	0.1	4.38
Held-to-Maturity
Taxable	4,926.8	21.9	1.79	5,336.2	23.8	1.78
Non-Taxable	34.7	0.2	2.10	35.3	0.2	2.10
Total Investment Securities	7,343.6	43.9	2.40	8,201.4	47.9	2.34
Loans Held for Sale	2.2	—	6.17	1.5	—	5.30
Loans and Leases [3]
Commercial and Industrial	1,652.5	22.0	5.36	1,411.4	16.2	4.67
Paycheck Protection Program	10.8	—	1.40	16.9	0.1	2.35
Commercial Mortgage	3,716.6	50.5	5.46	3,736.9	45.1	4.90
Construction	307.9	5.6	7.27	280.4	3.9	5.65
Commercial Lease Financing	58.4	0.3	1.87	66.9	—	(0.14)
Residential Mortgage	4,649.9	45.0	3.87	4,666.0	39.9	3.42
Home Equity	2,250.1	21.1	3.78	2,239.4	18.2	3.30
Automobile	831.0	8.9	4.30	871.8	7.3	3.37
Other [4]	391.6	6.5	6.66	427.8	6.2	5.83
Total Loans and Leases	13,868.8	159.9	4.63	13,717.5	136.9	4.03
Other	62.30	1.1	6.23	67.2	0.6	3.56
Total Earning Assets	21,737.6	211.0	3.89	22,285.2	188.8	3.42
Cash and Due From Banks	240.8			319.1
Other Assets	1,303.2			1,261.2
Total Assets	$23,281.6			$23,865.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,764.2	$7.7	0.82%	$4,215.9	$5.2	0.50%
Savings	8,131.3	49.4	2.44	8,009.0	20.6	1.05
Time	3,081.1	32.0	4.18	1,789.9	12.0	2.71
Total Interest-Bearing Deposits	14,976.6	89.1	2.39	14,014.8	37.8	1.09
Funds Purchased	—	—	—	60.4	0.7	4.66
Short-Term Borrowings	—	—	—	265.0	3.2	4.84
Securities Sold Under Agreements to Repurchase	150.5	1.4	3.79	725.5	5.4	2.96
Other Debt	560.1	5.9	4.25	499.6	5.3	4.30
Total Interest-Bearing Liabilities	15,687.2	96.4	2.47	15,565.3	52.4	1.36
Net Interest Income		$114.6			$136.4
Interest Rate Spread			1.42%			2.06%
Net Interest Margin			2.11%			2.47%
Noninterest-Bearing Demand Deposits	5,567.0			6,416.1
Other Liabilities	611.3			551.2
Shareholders’ Equity	1,416.1			1,332.9
Total Liabilities and Shareholders’ Equity	$23,281.6			$23,865.5

1
Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.7 million and $0.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
3
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
4
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Three Months Ended March 31, 2024
	Compared to March 31, 2023
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$2.0	$0.7	$2.7
Investment Securities
Available-for-Sale
Taxable	(3.8)	1.8	(2.0)
Non-Taxable	(0.1)	—	(0.1)
Held-to-Maturity
Taxable	(1.8)	(0.1)	(1.9)
Total Investment Securities	(5.7)	1.7	(4.0)
Loans and Leases
Commercial and Industrial	3.1	2.7	5.8
Paycheck Protection Program	(0.1)	—	(0.1)
Commercial Mortgage	(0.2)	5.6	5.4
Construction	0.5	1.2	1.7
Commercial Lease Financing	—	0.3	0.3
Residential Mortgage	(0.2)	5.3	5.1
Home Equity	0.1	2.8	2.9
Automobile	(0.4)	2.0	1.6
Other [2]	(0.5)	0.8	0.3
Total Loans and Leases	2.3	20.7	23.0
Other	(0.1)	0.6	0.5
Total Change in Interest Income	(1.5)	23.7	22.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.6)	3.1	2.5
Savings	0.3	28.5	28.8
Time	11.5	8.5	20.0
Total Interest-Bearing Deposits	11.2	40.1	51.3
Funds Purchased	(0.7)	—	(0.7)
Short-Term Borrowings	(3.2)	—	(3.2)
Securities Sold Under Agreements to Repurchase	(5.2)	1.2	(4.0)
Other Debt	0.7	(0.1)	0.6
Total Change in Interest Expense	2.8	41.2	44.0

Change in Net Interest Income	$(4.3)	$(17.5)	$(21.8)

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

Yields on our earning assets increased by 47 basis points in the first quarter of 2024 compared to the same period in 2023. This is primarily due to the higher rate environment in 2024 compared to the prior year.

Yields on our investment securities portfolio increased by 6 basis points in the first quarter of 2024 compared to the same period in 2023 primarily due to the income received from interest rate swaps that hedge the fair value of our AFS securities portfolio. Yields on funds sold increased by 77 basis points in the first quarter of 2024 compared to the same period in 2023 due to higher rates. Yields on our loan and lease portfolio increased by 60 basis points in the first quarter of 2024 compared to the same period in 2023 due to an increase in yields on our floating rate loan portfolio, higher rates on loans that originated during the period, and income received from interest rate swaps that hedge the fair value of our residential mortgage portfolio.

Interest rates paid on our interest-bearing liabilities increased by 111 basis points in the first quarter of 2024 compared to the same period in 2023. The interest rates on interest-bearing deposits increased by 130 basis points in the first quarter of 2024 compared to the same period in 2023 due to the higher rate environment. The rates paid on securities sold under agreements to repurchase increased by 83 basis points in the first quarter of 2024 compared to the same period in 2023 due to the termination of $575 million in repurchase agreements during the third quarter of 2023.

The average balance of our earning assets decreased by $0.5 billion or 2% in the first quarter of 2024 compared to the same period in 2023 primarily due to a decrease in our investment securities portfolio. The average balance of our investment securities decreased by $0.9 billion or 10% in the first quarter of 2024 compared to the same period in 2023 primarily due to cashflows from the portfolio not being reinvested into securities. The average balance of our loan and lease portfolio increased by $0.2 billion or 1% in the first quarter of 2024 compared to the same period in 2023 primarily due to an increase in our commercial and industrial portfolio.

The average balances of our interest-bearing deposits for the three months ended March 31, 2024 increased by $961.8 million or 7% compared to the same period in 2023 driven by an increase in savings and time deposits, partially offset by a reduction in interest-bearing demand deposits. The average balance of our interest-bearing demand deposits for the three months ended March 31, 2024 decreased by $451.7 million or 11% compared to the same period in 2023. The average balance of our savings deposits increased by $122.3 million for the three months ended March 31, 2024 compared to the same period in 2023. The average balance of our time deposits for the three months ended March 31, 2024 increased by $1.3 billion or 72% compared to the same period in 2023 driven by customer migration to higher rate deposit products as a result of the higher rate environment.

The average balances of our securities sold under agreements to repurchase for the three months ended March 31, 2024 decreased by $575.0 million or 79% compared to the same period in 2023. The decrease was due to the termination of $575 million in repurchase agreements in the third quarter of 2023. The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances increased by $0.1 billion in the first quarter of 2024 compared to the same period in 2023 primarily due to $50.0 million in net FHLB advances since the first quarter of 2023.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income			Table 3
	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
Trust and Asset Management	$11,189	$10,690	$499
Mortgage Banking	951	1,004	(53)
Service Charges on Deposit Accounts	7,947	7,737	210
Fees, Exchange, and Other Service Charges	14,123	13,808	315
Investment Securities Gains (Losses), Net	(1,497)	(1,792)	295
Annuity and Insurance	1,046	1,271	(225)
Bank-Owned Life Insurance	3,356	2,842	514
Other Income	5,170	5,177	(7)
Total Noninterest Income	$42,285	$40,737	$1,548

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $11.9 billion and $10.9 billion as of March 31, 2024, and March 31, 2023, respectively. Trust and asset management income increased by $0.5 million or 5% for the first three months of 2024 compared to the same period in 2023 primarily due to an increase in the asset values of our customers' accounts.

Bank-owned life insurance increased by $0.5 million or 18% for the first three months of 2024 compared to the same period in 2023 primarily due to an increase in the yield on the underlying assets.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense			Table 4
	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
Salaries	$38,031	$38,617	$(586)
Incentive Compensation	3,090	3,997	(907)
Share-Based Compensation	3,799	3,159	640
Commission Expense	572	647	(75)
Retirement and Other Benefits	4,299	5,888	(1,589)
Payroll Taxes	4,730	5,848	(1,118)
Medical, Dental, and Life Insurance	3,212	3,864	(652)
Separation Expense	482	3,068	(2,586)
Total Salaries and Benefits	58,215	65,088	(6,873)
Net Occupancy	10,456	9,872	584
Net Equipment	10,103	10,375	(272)
Data Processing	4,770	4,583	187
Professional Fees	4,677	3,883	794
FDIC Insurance	3,614	3,234	380
Other Expense:
Advertising	1,933	2,045	(112)
Delivery and Postage Services	1,632	1,681	(49)
Merchant Transaction and Card Processing Fees	1,665	1,653	12
Mileage Program Travel	1,103	1,093	10
Operational Losses	815	846	(31)
Other	6,876	7,566	(690)
Total Other Expense	14,024	14,884	(860)
Total Noninterest Expense	$105,859	$111,919	$(6,060)

Total salaries and benefits expense decreased by $6.9 million or 11% for the first three months of 2024 compared to the same periods in 2023. The decrease was primarily due to a decrease in separation expenses and retirement and other benefits.

Net occupancy expense increased by $0.6 million or 6% for the first three months of 2024 compared to the same period in 2023. This increase was due to an increase in vacancies of spaces that we sublease, and an increase in common area maintenance charges assessed to us by our lessors.

Professional fees increased by $0.8 million or 20% for the first three months of 2024 compared to the same period in 2023 primarily due to an increase in consulting fees and the outsourcing of various support functions.

Total other expense decreased by $0.9 million or 6% for the first quarter of 2024 compared to the same period in 2023. This decrease was primarily due to lower broker's charges as a result of fewer customer swaps and lower energy tax credit partnership amortization expense.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Provision for Income Taxes	$11,973	$15,931
Effective Tax Rates	24.76%	25.38%

The provision for income taxes was $12.0 million in the first quarter of 2024, a decrease of $4.0 million compared to the same period in 2023. The effective tax rate for the first quarter of 2024 was 24.76%, a decrease from 25.38% for the same period in 2023. The lower effective tax rate in the first quarter of 2024 compared to the same period in 2023 was due to an increase in tax exempt income and tax benefits from low-income housing investments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.3 billion and $7.4 billion as of March 31, 2024, and December 31, 2023, respectively. The decrease is due to cash flows from the portfolio not being reinvested into securities.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of March 31, 2024, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $0.7 million as of March 31, 2024, and $0.7 million as of December 31, 2023. Gross unrealized losses in our investment securities portfolio were $1.1 billion as of March 31, 2024, and $1.0 billion as of December 31, 2023. The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Commercial
Commercial and Industrial	$1,669,482	$1,652,699	$16,783
Paycheck Protection Program	10,177	11,369	(1,192)
Commercial Mortgage	3,715,032	3,749,016	(33,984)
Construction	323,069	304,463	18,606
Lease Financing	57,817	59,939	(2,122)
Total Commercial	5,775,577	5,777,486	(1,909)
Consumer
Residential Mortgage	4,616,900	4,684,171	(67,271)
Home Equity	2,240,946	2,264,827	(23,881)
Automobile	825,854	837,830	(11,976)
Other [1]	394,560	400,712	(6,152)
Total Consumer	8,078,260	8,187,540	(109,280)
Total Loans and Leases	$13,853,837	$13,965,026	$(111,189)

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2024, decreased by $111.2 million or 1%, from December 31, 2023, primarily due to reductions in the consumer and commercial mortgage portfolio, offset by growth from commercial and industrial loans and construction loans.

Commercial loans and leases as of March 31, 2024 remained relatively unchanged from December 31, 2023. Commercial and industrial loans increased by $16.8 million or 1% from December 31, 2023, primarily due to higher corporate demand for funding from the non-profit sector. PPP loans decreased by $1.2 million, or 10% from December 31, 2023, primarily due to paydowns. Commercial mortgage loans decreased by $34.0 million or 1% from December 31, 2023, primarily due to lowered demand from new and existing customers. Construction loans increased by $18.6 million or 6% from December 31, 2023, primarily due to demand from new and existing customers, offset by paydowns and loans converted to commercial mortgages. Lease financing decreased by $2.1 million, or 4% from December 31, 2023, primarily due to paydowns.

Consumer loans and leases as of March 31, 2024, decreased by $109.3 million or 1% from December 31, 2023. Residential mortgage loans decreased by $67.3 million or 1% from December 31, 2023, primarily due to monthly amortizations on our loan portfolio and a decrease in the fair value adjustment of the closed pool of fixed-rate residential mortgages that are designated as the hedged item for our fair value hedges. Home equity portfolio decreased by $23.9 million or 1% from December 31, 2023, as a result of lower new originations. Automobile loans decreased by $12.0 million or 1% from December 31, 2023, as a result of increased competition in a higher rate environment. Other consumer loans decreased by $6.2 million or 2% from December 31, 2023, due to slowdown in new originations and continued loan paydowns, partially offset by increased lease production.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2024
Commercial
Commercial and Industrial	$1,450,828	$135,335	$68,756	$14,563	$1,669,482
Paycheck Protection Program	8,377	1,232	276	292	10,177
Commercial Mortgage	3,232,954	292,473	189,169	436	3,715,032
Construction	323,069	—	—	—	323,069
Lease Financing	57,102	—	715	—	57,817
Total Commercial	5,072,330	429,040	258,916	15,291	5,775,577
Consumer
Residential Mortgage	4,541,051	3,454	71,997	398	4,616,900
Home Equity	2,193,106	42	47,798	—	2,240,946
Automobile	643,444	—	141,503	40,907	825,854
Other [2]	338,133	—	46,919	9,508	394,560
Total Consumer	7,715,734	3,496	308,217	50,813	8,078,260
Total Loans and Leases	$12,788,064	$432,536	$567,133	$66,104	$13,853,837
December 31, 2023
Commercial
Commercial and Industrial	$1,422,819	$142,264	$71,576	$16,040	$1,652,699
Paycheck Protection Program	9,192	1,522	318	337	11,369
Commercial Mortgage	3,270,239	288,174	190,165	438	3,749,016
Construction	304,463	—	—	—	304,463
Lease Financing	59,152	—	787	—	59,939
Total Commercial	5,065,865	431,960	262,846	16,815	5,777,486
Consumer
Residential Mortgage	4,606,763	3,467	73,504	437	4,684,171
Home Equity	2,216,554	44	48,229	—	2,264,827
Automobile	648,937	—	146,885	42,008	837,830
Other [2]	343,054	—	48,020	9,638	400,712
Total Consumer	7,815,308	3,511	316,638	52,083	8,187,540
Total Loans and Leases	$12,881,173	$435,471	$579,484	$68,898	$13,965,026

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$62,376	$62,272	$104
Derivative Financial Instruments	153,160	95,069	58,091
Low-Income Housing and Other Equity Investments	202,391	208,858	(6,467)
Deferred Compensation Plan Assets	15,362	13,448	1,914
Prepaid Expenses	22,963	18,237	4,726
Accounts Receivable	16,974	17,073	(99)
Deferred Tax Assets and Tax Receivable	175,114	183,691	(8,577)
Other	38,445	40,810	(2,365)
Total Other Assets	$686,785	$639,458	$47,327

Derivative financial instruments increased by $58.1 million due to increasing fair values of our interest rate swaps impacted by prevailing interest rates. Low-income housing and other equity investments decreased by $6.5 million due to the amortization of existing investments. Prepaid expenses increased by $4.7 million due to the restart of prepaid insurance in the new fiscal year. Deferred tax assets and tax receivable decreased by $8.6 million due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities and a lower federal income tax receivable.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Consumer	$10,429,004	$10,319,809	$109,195
Commercial	8,323,330	8,601,224	(277,894)
Public and Other	1,924,252	2,134,012	(209,760)
Total Deposits	$20,676,586	$21,055,045	$(378,459)

Total deposits were $20.7 billion as of March 31, 2024, a decrease of $378.5 million or 2% from December 31, 2023. Consumer deposits increased by $109.2 million primarily from increases of $86.6 million in time deposits and $22.6 million in core deposits. Commercial deposits decreased by $277.9 million due to a decrease of $278.8 million in core deposits, partially offset by an increase of $0.9 million in time deposits. Public and other deposits decreased by $209.8 million primarily from decreases of $144.2 million in core deposits and $65.6 million in time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Money Market	$3,403,802	$3,258,631	$145,171
Regular Savings	4,827,443	4,930,841	(103,398)
Total Savings Deposits	$8,231,245	$8,189,472	$41,773

The increase in Money Market was primarily due to an increase in commercial deposits of $166.1 million offset by $20.9 million decrease in consumer deposits. The decrease in Regular Savings was primarily due to decreases in public deposits of $184.8 million and $37.9 million in commercial deposits, partially offset by an increase of $119.3 million in consumer deposits.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Remaining maturity:
Three months or less	$558,695	$663,342	$(104,647)
After three through six months	309,730	382,684	(72,954)
After six through twelve months	237,701	236,205	1,496
After twelve months	466,479	483,841	(17,362)
Total	$1,572,605	$1,766,072	$(193,467)

Estimated uninsured deposits is calculated pursuant to regulatory guidance and reported in our Call Report, and includes deposits collateralized by government-backed securities and intercompany deposits of wholly-owned subsidiaries. The table below presents a reconciliation of our estimated uninsured deposits as reported in our Call Report to our adjusted uninsured deposits. We believe the adjusted uninsured deposits provides useful information about our deposits at risk.

Uninsured Deposits Reconciliation		Table 11a
(dollars in thousands)	March 31, 2024 [1]	December 31, 2023
Estimated Uninsured Deposits, as Reported in our Call Report[1]	$10,562,219	$11,012,425
Less:
Deposits Collaterized by Securities	(1,839,039)	(2,038,011)
Intercompany Deposits of Wholly-Owned Subsidiaries	(80,440)	(69,399)
Other	(37,088)	(34,340)
Adjusted Uninsured Deposits	$8,605,652	$8,870,675

1
Balances presented as of March 31, 2024 are preliminary.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Private Institutions	$150,000	$150,000	$—
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$150,490	$150,490	$—

Securities sold under agreements to repurchase were $150.5 million as of March 31, 2024, and December 31, 2023. As of March 31, 2024, the weighted-average maturity was 0.61 years for our repurchase agreements with government entities and 4.96 years for our repurchase agreements with private institutions. As of March 31, 2024, the weighted-average interest rates for outstanding agreements with government entities and private institutions were 1.55% and 3.80%, respectively, with all rates being fixed. Each of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as sales and subsequent repurchases of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Federal Home Loan Bank Advances	$550,000	$550,000	$—
Finance Lease Obligations	10,163	10,190	(27)
Total	$560,163	$560,190	$(27)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2024	2023 [1]
Consumer Banking	$32,803	$29,819
Commercial Banking	29,642	33,416
Total	62,445	63,235
Treasury and Other	(26,054)	(16,393)
Consolidated Total	$36,391	$46,842
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $3.0 million or 10% in the first quarter of 2024 compared to the same period in 2023 primarily due to a decrease in noninterest expense and an increase in noninterest income. The decrease in noninterest expense is primarily due to lower salaries and benefits expense, as well as lower allocated marketing expense and lower allocated technology expense. The increase in noninterest income is primarily due to higher trust and asset management income.

Commercial Banking

Net income decreased by $3.8 million or 11% in the first quarter of 2024 compared to the same period in 2023 primarily due to decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expense. The decrease in net interest income was primarily due to a decrease in noninterest bearing and interest bearing demand deposits along with lower net spreads on interest bearing demand and savings. The decrease in net interest income was partially offset by increases to savings, and time deposit balances along with increased spreads on noninterest bearing deposits. The decrease in noninterest income was primarily due to a decrease in customer derivative program revenue, partially offset by an increase in account analysis revenue and loan fees. The decrease in noninterest expense is primarily due to reduced allocated administrative and support unit expenses, lower salaries & benefits, and lower broker charges related to the customer derivative program.

Treasury and Other

Net income decreased by $9.7 million in the first quarter of 2024 compared to the same period in 2023 primarily due to lower net interest income. This was partially offset by higher noninterest income, lower noninterest expense and a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The increase in noninterest income is primarily due improved swap performance, earnings on bank owned life insurance, and higher profit on foreign exchange contracts. The lower noninterest expense is mainly from lower separation expense. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of March 31, 2024, our overall credit risk profile remains strong, reflecting Hawaii’s economy which continues to perform well.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	March 31, 2024	December 31, 2023	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$13	$39	$(26)
Commercial Mortgage	2,714	2,884	(170)
Total Commercial	2,727	2,923	(196)
Consumer
Residential Mortgage	3,199	2,935	264
Home Equity	3,240	3,791	(551)
Total Consumer	6,439	6,726	(287)
Total Non-Accrual Loans and Leases	9,166	9,649	(483)
Foreclosed Real Estate	2,672	2,098	574
Total Non-Performing Assets	$11,838	$11,747	$91
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,378	$3,814	$(436)
Home Equity	1,580	1,734	(154)
Automobile	517	399	118
Other [1]	872	648	224
Total Consumer	6,347	6,595	(248)
Total Accruing Loans and Leases Past Due 90 Days or More	$6,347	$6,595	$(248)
Total Loans and Leases	$13,853,837	$13,965,026	$(111,189)
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.07%	(0.00)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.08%	0.00%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.05%	0.00%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.05%	0.05%	(0.00)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.11%	0.11%	0.01%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.13%	(0.00)%
Changes in Non-Performing Assets
Balance as of December 31, 2023	$11,747
Additions	1,652
Reductions
Payments	(921)
Return to Accrual Status	(617)
Charge-offs/Write-downs	(23)
Total Reductions	(1,561)
Balance as of March 31, 2024	$11,838

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

Residential mortgage non-accrual loans were $3.2 million as of March 31, 2024, an increase of $0.3 million or 9% from December 31, 2023. As of March 31, 2024, our residential mortgage non-accrual loans were comprised of 16 loans with a weighted average current loan-to-value ratio of 67.6%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $2.7 million as of March 31, 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $6.3 million as of March 31, 2024, a $0.2 million or 4% decrease from December 31, 2023. The decrease was primarily in residential mortgage and home equity.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 16
	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Balance at Beginning of Period	$152,429	$151,653	$151,247
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(360)	(229)	(261)
Consumer
Home Equity	(35)	(14)	(50)
Automobile	(1,048)	(938)	(1,663)
Other [1]	(2,312)	(2,349)	(2,335)
Total Loans and Leases Charged-Off	(3,755)	(3,530)	(4,309)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	116	125	50
Consumer
Residential Mortgage	42	301	61
Home Equity	184	180	184
Automobile	526	612	672
Other [1]	606	588	674
Total Recoveries on Loans and Leases Previously Charged-Off	1,474	1,806	1,641
Net Charged-Off - Loans and Leases	(2,281)	(1,724)	(2,668)
Provision for Credit Losses:
Loans and Leases	3,542	2,864	1,806
Unfunded Commitments	(1,542)	(364)	194
Total Provision for Credit Losses	2,000	2,500	2,000
Balance at End of Period	$152,148	$152,429	$150,579
Components
Allowance for Credit Losses - Loans and Leases	$147,664	$146,403	$143,577
Reserve for Unfunded Commitments	4,484	6,026	7,002
Total Reserve for Credit Losses	$152,148	$152,429	$150,579
Average Loans and Leases Outstanding	$13,868,800	$13,906,114	$13,717,483
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.07%	0.05%	0.08%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.07%	1.05%	1.04%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of March 31, 2024, the Allowance was $147.7 million or 1.07% of total loans and leases outstanding, compared with an Allowance of $146.4 million or 1.05% of total loans and leases outstanding as of December 31, 2023. The Allowance as of March 31, 2024, continues to include a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases were $2.3 million or 0.07% of total average loans and leases on an annualized basis, in the first quarter of 2024 compared to net charge-offs of $2.7 million or 0.08% of total average loans and leases on an annualized basis, in the first quarter of 2023. The decrease in net charge-offs on loans and leases was primarily due to lower gross-charge offs in the Automobile segment, which was partially offset by lower recoveries in the Automobile and Other segments.

Reserve for Unfunded Commitments

The Unfunded Reserve was $4.5 million as of March 31, 2024, a decrease of $1.5 million or 26% from December 31, 2023, primarily driven by higher utilization of commercial and industrial, and construction commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first three months of 2024, the provision for credit losses was $2 million, unchanged from the same period in 2023.

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

We utilize two management guidelines to measure our interest rate risk exposure to fluctuations in interest rates: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve that range from -400 basis points to +400 basis points. NII sensitivity is measured over two successive 12-month periods and thus evaluates interest rate risk over short-term and medium-term time horizons, while EVE sensitivity, which captures the present value of all on and off balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the three months ended March 31, 2024, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;

•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation as a result of balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolio has significant repricing volumes and cash flows from maturities and paydowns, providing us with the opportunity to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of March 31, 2024, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 11 to the Consolidated Financial Statements.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17A presents, as of March 31, 2024, and December 31, 2023, an estimate of the change in net interest income that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged. Based on our net interest income simulation as of March 31, 2024, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2024, NII sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2024, was less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2023. Quarter-over-quarter NII sensitivity decreased due primarily to an increase in assumed deposit repricing sensitivity. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become more inverted for a period of time. Conversely, if the yield curve were to steepen, net interest income may increase.

Net Interest Income Sensitivity Profile				Table 17A
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$47,077	9.4%	$109,909	21.6%
+300	36,140	7.2	85,238	16.7
+200	24,900	5.0	59,228	11.6
+100	13,076	2.6	31,961	6.3
-100	(21,445)	(4.3)	(33,605)	(6.6)
-200	(45,579)	(9.1)	(64,601)	(12.7)
-300	(66,985)	(13.4)	(95,971)	(18.8)
-400	(94,160)	(18.8)	(129,431)	(25.4)

Table 17B presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the statement of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 17B
	Impact on Economic Value of Equity
(dollars in thousands)	March 31, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$(856,165)	(29.9)%	$(852,829)	(30.1)%
+300	(630,351)	(22.0)	(624,395)	(22.1)
+200	(403,791)	(14.1)	(396,259)	(14.0)
+100	(184,711)	(6.5)	(180,902)	(6.4)
-100	141,989	5.0	136,083	4.8
-200	200,385	7.0	188,466	6.7
-300	73,614	2.6	42,697	1.5
-400	(264,344)	(9.2)	(235,282)	(8.3)

EVE sensitivity quarter-over-quarter was largely unchanged, as our addition of pay-fixed swaps continue to offset the sensitivity of fixed-rate assets in up rate shock environments.

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

We maintain access to ample sources of readily available contingent liquidity. As of March 31, 2024, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.4 billion. We are also a member of the FHLB Des Moines. As of March 31, 2024, we had remaining borrowing capacity of $2.0 billion.

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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of March 31, 2024, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position. As of March 31, 2024, cash and cash equivalents were $0.9 billion, the carrying value of our available-for-sale investment securities was $2.4 billion, and total deposits were $20.7 billion. As of

March 31, 2024, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.68 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of March 31, 2024, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since March 31, 2024, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of March 31, 2024, and December 31, 2023.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	March 31, 2024	December 31, 2023
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,260,489	$1,238,756
Add: CECL Transitional Amount	2,375	4,749
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(23,092)	(23,261)
Net Unrealized Losses on Investment Securities [2]	(360,489)	(373,427)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,617,897	1,611,645
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,793,384	1,787,132
Allowable Reserve for Credit Losses	150,133	148,400
Total Regulatory Capital	$1,943,517	$1,935,532
Risk-Weighted Assets	$14,071,841	$14,226,780
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.50%	11.33%
Tier 1 Capital Ratio	12.74	12.56
Total Capital Ratio	13.81	13.60
Tier 1 Leverage Ratio	7.62	7.51

1 Regulatory capital ratios as of March 31, 2024, are preliminary.

2 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

As of March 31, 2024, shareholders’ equity was $1.4 billion, an increase of $21.7 million or 2% from December 31, 2023. For the first three months of 2024, net income of $36.4 million, other comprehensive income of $13.1 million, share-based compensation of $4.0 million, and common stock issuances of $1.6 million were offset by cash dividends paid of $28.1 million on common shares, common stock repurchased of $3.3 million, and cash dividends declared of $2.0 million on preferred shares. No shares of common stock were repurchased under the share repurchase program in the first quarter of 2024. From the beginning of our share repurchase program in July 2001 through March 31, 2024, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

Remaining buyback authority under our share repurchase program was $126.0 million as of March 31, 2024. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2024, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend will be payable on May 1, 2024, to shareholders of record of the preferred stock at the close of business on April 16, 2024.

In April 2024, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on June 14, 2024, to shareholders of record of the common stock at the close of business on May 31, 2024.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 12 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2024	2,335	$72.70	—	$126,038,927
February 1 - 29, 2024	51,015	61.28	—	126,038,927
March 1 - 31, 2024	396	59.95	—	126,038,927
Total	53,746	$61.77	—

1
During the first quarter of 2024, 53,746 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date:	April 23, 2024		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer