Form 10-Q
period 2024-06-30
BANK OF HAWAII CORP
filed 2024-07-23
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Preferred Stock, Series B	BOH.PRB	New York Stock Exchange

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

As of July 16, 2024, there were 39,730,452 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest Income
Interest and Fees on Loans and Leases	$163,208	$144,541	$322,544	$281,042
Income on Investment Securities
Available-for-Sale	21,468	23,301	43,225	47,194
Held-to-Maturity	21,595	23,375	43,731	47,323
Deposits	25	18	55	45
Funds Sold	6,114	6,395	12,241	9,761
Other	1,120	2,121	2,090	2,718
Total Interest Income	213,530	199,751	423,886	388,083
Interest Expense
Deposits	91,542	53,779	180,598	91,573
Securities Sold Under Agreements to Repurchase	1,180	5,436	2,623	10,813
Funds Purchased	44	184	44	888
Short-Term Borrowings	—	2,510	—	5,713
Other Debt	5,918	13,494	11,837	18,793
Total Interest Expense	98,684	75,403	195,102	127,780
Net Interest Income	114,846	124,348	228,784	260,303
Provision for Credit Losses	2,400	2,500	4,400	4,500
Net Interest Income After Provision for Credit Losses	112,446	121,848	224,384	255,803
Noninterest Income
Trust and Asset Management	12,223	11,215	23,412	21,905
Mortgage Banking	1,028	1,176	1,979	2,180
Service Charges on Deposit Accounts	7,730	7,587	15,677	15,324
Fees, Exchange, and Other Service Charges	13,769	14,150	27,892	27,958
Investment Securities Losses, Net	(1,601)	(1,310)	(3,098)	(3,102)
Annuity and Insurance	1,583	1,038	2,629	2,309
Bank-Owned Life Insurance	3,396	2,876	6,752	5,718
Other	3,959	6,523	9,129	11,700
Total Noninterest Income	42,087	43,255	84,372	83,992
Noninterest Expense
Salaries and Benefits	57,033	56,175	115,248	121,263
Net Occupancy	10,559	9,991	21,015	19,863
Net Equipment	10,355	10,573	20,458	20,948
Data Processing	4,745	4,599	9,515	9,182
Professional Fees	4,929	4,651	9,606	8,534
FDIC Insurance	7,170	3,173	10,784	6,407
Other	14,435	14,874	28,459	29,758
Total Noninterest Expense	109,226	104,036	215,085	215,955
Income Before Provision for Income Taxes	45,307	61,067	93,671	123,840
Provision for Income Taxes	11,224	15,006	23,197	30,937
Net Income	$34,083	$46,061	$70,474	$92,903
Preferred Stock Dividends	1,969	1,969	3,938	3,938
Net Income Available to Common Shareholders	$32,114	$44,092	$66,536	$88,965
Basic Earnings Per Common Share	$0.81	$1.12	$1.69	$2.27
Diluted Earnings Per Common Share	$0.81	$1.12	$1.68	$2.26
Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40
Basic Weighted Average Common Shares	39,450,551	39,241,559	39,400,452	39,259,279
Diluted Weighted Average Common Shares	39,618,705	39,317,521	39,618,774	39,382,359

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$34,083	$46,061	$70,474	$92,903
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	9,052	(18,217)	21,990	11,059
Defined Benefit Plans	168	84	337	168
Total Other Comprehensive Income (Loss)	9,220	(18,133)	22,327	11,227
Comprehensive Income	$43,303	$27,928	$92,801	$104,130

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Interest-Bearing Deposits in Other Banks	$3,259	$2,761
Funds Sold	624,089	690,112
Investment Securities
Available-for-Sale	2,298,092	2,408,933
Held-to-Maturity (Fair Value of $4,002,122 and $4,253,637)	4,812,954	4,997,335
Loans Held for Sale	2,664	3,124
Loans and Leases	13,831,266	13,965,026
Allowance for Credit Losses	(147,477)	(146,403)
Net Loans and Leases	13,683,789	13,818,623
Total Earning Assets	21,424,847	21,920,888
Cash and Due From Banks	297,990	308,071
Premises and Equipment, Net	192,319	194,855
Operating Lease Right-of-Use Assets	84,757	86,110
Accrued Interest Receivable	67,554	66,525
Foreclosed Real Estate	2,672	2,098
Mortgage Servicing Rights	19,954	20,880
Goodwill	31,517	31,517
Bank-Owned Life Insurance	470,708	462,894
Other Assets	708,450	639,458
Total Assets	$23,300,768	$23,733,296
Liabilities
Deposits
Noninterest-Bearing Demand	$5,371,593	$6,058,554
Interest-Bearing Demand	3,928,295	3,749,717
Savings	8,207,902	8,189,472
Time	2,900,712	3,057,302
Total Deposits	20,408,502	21,055,045
Securities Sold Under Agreements to Repurchase	100,490	150,490
Other Debt	560,136	560,190
Operating Lease Liabilities	93,364	94,693
Retirement Benefits Payable	23,142	23,673
Accrued Interest Payable	37,278	41,023
Taxes Payable	5,289	7,636
Other Liabilities	459,718	386,304
Total Liabilities	21,687,919	22,319,054
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2024 - 58,765,907 / 39,729,941; and December 31, 2023 - 58,755,465 / 39,753,138)	585	583
Capital Surplus	639,841	636,422
Accumulated Other Comprehensive Loss	(374,361)	(396,688)
Retained Earnings	2,119,140	2,107,569
Treasury Stock, at Cost (Shares: June 30, 2024 - 19,035,966 and December 31, 2023 - 19,002,327)	(1,117,356)	(1,113,644)
Total Shareholders’ Equity	1,612,849	1,414,242
Total Liabilities and Shareholders’ Equity	$23,300,768	$23,733,296

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	—	—	36,391	—	36,391
Other Comprehensive Income	—	—	—	—	—	—	—	13,107	—	—	13,107
Share-Based Compensation	—	—	—	—	—	—	4,030	—	—	—	4,030
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	21,332	1	211	—	794	546	1,552
Common Stock Repurchased	—	—	—	—	(53,746)	—	—	—	—	(3,320)	(3,320)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,056)	—	(28,056)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2024	180,000	$180,000	—	$—	39,720,724	$584	$640,663	$(383,581)	$2,114,729	$(1,116,418)	$1,435,977
Net Income	—	—	—	—	—	—	—	—	34,083	—	34,083
Other Comprehensive Income	—	—	—	—	—	—	—	9,220	—	—	9,220
Share-Based Compensation	—	—	—	—	—	—	3,475	—	—	—	3,475
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	36,640	1	89	—	358	737	1,185
Common Stock Repurchased	—	—	—	—	(27,423)	—	—	—	—	(1,675)	(1,675)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,061)	—	(28,061)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2024	180,000	$180,000	165,000	$165,000	39,729,941	$585	$639,841	$(374,361)	$2,119,140	$(1,117,356)	$1,612,849

Balance as of December 31, 2022	180,000	$180,000	—	$—	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	—	—	46,842	—	46,842
Other Comprehensive Income	—	—	—	—	—	—	—	29,360	—	—	29,360
Share-Based Compensation	—	—	—	—	—	—	3,371	—	—	—	3,371
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	13,164	1	177	—	1,587	(197)	1,568
Common Stock Repurchased	—	—	—	—	(202,408)	—	—	—	—	(13,793)	(13,793)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(27,944)	—	(27,944)
Cash Dividends Declared Preferred Stock					—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2023	180,000	$180,000	—	$—	39,646,506	$583	$624,126	$(405,298)	$2,074,428	$(1,119,409)	$1,354,430
Net Income	—	—	—	—	—	—	—	—	46,061	—	46,061
Other Comprehensive Loss	—	—	—	—	—	—	—	(18,133)	—	—	(18,133)
Share-Based Compensation	—	—	—	—	—	—	4,301	—	—	—	4,301
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	81,601	—	(225)	—	699	1,183	1,657
Common Stock Repurchased	—	—	—	—	(2,759)	—	—	—	—	(138)	(138)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(27,930)	—	(27,930)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2023	180,000	$180,000	—	$—	39,725,348	$583	$628,202	$(423,431)	$2,091,289	$(1,118,364)	$1,358,279

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
Operating Activities
Net Income	$70,474	$92,903
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,400	4,500
Depreciation and Amortization	10,388	11,525
Amortization of Deferred Loan and Lease Costs, Net	69	444
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	6,229	6,742
Amortization of Operating Lease Right-of-Use Assets	5,868	5,808
Share-Based Compensation	7,505	7,672
Benefit Plan Contributions	(1,057)	(949)
Deferred Income Taxes	(4,245)	(734)
Net Gains on Sales of Loans and Leases	(1,055)	(1,275)
Net Losses on Sales of Investment Securities	3,098	3,102
Proceeds from Sales of Loans Held for Sale	21,355	19,107
Originations of Loans Held for Sale	(20,750)	(21,853)
Net Tax Deficiency from Share-Based Compensation	(1,258)	(490)
Net Change in Other Assets and Other Liabilities	3,141	(145,871)
Net Cash Provided by (Used in) Operating Activities	104,162	(19,369)

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	104,060	174,574
Purchases	(1,097)	(246)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	192,708	220,415
Net Change in Loans and Leases	130,649	(270,751)
Purchases of Premises and Equipment	(7,852)	(5,046)
Net Cash Provided by Investing Activities	418,468	118,946

Financing Activities
Net Change in Deposits	(646,542)	(107,081)
Net Change in Short-Term Borrowings	(50,000)	—
Proceeds from Long-Term Debt	—	1,350,000
Repayments of Long-Term Debt	(54)	(51)
Net Proceeds from Issuance of Preferred Stock	160,614	—
Proceeds from Issuance of Common Stock	2,796	2,973
Repurchase of Common Stock	(4,995)	(13,931)
Cash Dividends Paid on Common Stock	(56,117)	(55,874)
Cash Dividends Paid on Preferred Stock	(3,938)	(3,938)
Net Cash (Used in) Provided by Financing Activities	(598,236)	1,172,098
Net Change in Cash and Cash Equivalents	(75,606)	1,271,675
Cash and Cash Equivalents at Beginning of Period	1,000,944	401,767
Cash and Cash Equivalents at End of Period	$925,338	$1,673,442
Supplemental Information
Cash Paid for Interest	$198,847	$110,741
Cash Paid for Income Taxes	18,735	30,623
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	574	—
Transfer from Loans Held for Sale to Loans	—	569

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

Recently Issued Disclosure Rules

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. Subsequent to adoption, a number of businesses and business groups filed petitions seeking a judicial review of the final rule, asserting that the SEC does not have the authority to promulgate it. In April 2024, the SEC issued an order staying its final rule pending completion of the judicial review of certain petitions consolidated in the U.S. Court of Appeals for the Eighth Circuit. The Company will continue to monitor the outcome of this judicial review.

Preferred Stock Issuance

On June 21, 2024, the Company issued and sold 6,600,000 depositary shares (the “depositary shares”), each representing a 1/40th ownership interest in a share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has a liquidation preference of $1,000 per share. Net proceeds, after underwriting discounts and expenses, totaled $160.6 million. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that we have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 8.000% per annum. Holders of the Series B Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series B Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2029 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

Note 2. Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the unaudited consolidated statements of condition:

(dollars in thousands)	June 30, 2024
Interest-Bearing Deposits in Other Banks	$3,259
Funds Sold	624,089
Cash and Due From Banks	297,990
Total Cash and Cash Equivalents	$925,338

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$212,413	$320	$(10,979)	$201,754
Debt Securities Issued by States and Political Subdivisions	73,292	—	(10,146)	63,146
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,506	—	(74)	1,432
Debt Securities Issued by Corporations	704,610	207	(42,193)	662,624
Mortgage-Backed Securities:
Residential - Government Agencies	666,354	111	(87,536)	578,929
Residential - U.S. Government-Sponsored Enterprises	773,094	5	(113,153)	659,946
Commercial - Government Agencies or Sponsored Agencies	154,624	—	(24,363)	130,261
Total Mortgage-Backed Securities	1,594,072	116	(225,052)	1,369,136
Total	$2,585,893	$643	$(288,444)	$2,298,092
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,805	$—	$(16,602)	$115,203
Debt Securities Issued by Corporations	10,867	—	(2,149)	8,718
Mortgage-Backed Securities:
Residential - Government Agencies	1,595,881	16	(277,950)	1,317,947
Residential - U.S. Government-Sponsored Enterprises	2,643,443	9	(419,247)	2,224,205
Commercial - Government Agencies or Sponsored Agencies	430,958	—	(94,909)	336,049
Total Mortgage-Backed Securities	4,670,282	25	(792,106)	3,878,201
Total	$4,812,954	$25	$(810,857)	$4,002,122
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$223,308	$361	$(11,096)	$212,573
Debt Securities Issued by States and Political Subdivisions	73,417	—	(9,611)	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,556	—	(80)	1,476
Debt Securities Issued by Corporations	706,002	142	(48,443)	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	713,918	194	(84,785)	629,327
Residential - U.S. Government-Sponsored Enterprises	818,296	7	(109,176)	709,127
Commercial - Government Agencies or Sponsored Agencies	157,515	—	(22,592)	134,923
Total Mortgage-Backed Securities	1,689,729	201	(216,553)	1,473,377
Total	$2,694,012	$704	$(285,783)	$2,408,933
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,742	$—	$(15,211)	$116,531
Debt Securities Issued by Corporations	11,483	—	(1,998)	9,485
Mortgage-Backed Securities:
Residential - Government Agencies	1,674,076	20	(265,493)	1,408,603
Residential - U.S. Government-Sponsored Enterprises	2,744,094	9	(369,965)	2,374,138
Commercial - Government Agencies or Sponsored Agencies	435,940	—	(91,060)	344,880
Total Mortgage-Backed Securities	4,854,110	29	(726,518)	4,127,621
Total	$4,997,335	$29	$(743,727)	$4,253,637

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $8.7 million and $9.0 million as of June 30, 2024 and December 31, 2023, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.9 million and $8.7 million as of June 30, 2024 and December 31, 2023, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s unaudited consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2024. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$22,758	$22,268
Due After One Year Through Five Years	439,032	409,582
Due After Five Years Through Ten Years	475,150	441,975
	936,940	873,825
Debt Securities Issued by Government Agencies	54,881	55,131
Mortgage-Backed Securities:
Residential - Government Agencies	666,354	578,929
Residential - U.S. Government-Sponsored Enterprises	773,094	659,946
Commercial - Government Agencies or Sponsored Agencies	154,624	130,261
Total Mortgage-Backed Securities	1,594,072	1,369,136
Total	$2,585,893	$2,298,092
Held-to-Maturity:
Due in One Year or Less	$244	$242
Due After One Year Through Five Years	82,286	73,729
Due After Five Year Through Ten Years	60,142	49,950
	142,672	123,921
Mortgage-Backed Securities:
Residential - Government Agencies	1,595,881	1,317,947
Residential - U.S. Government-Sponsored Enterprises	2,643,443	2,224,205
Commercial - Government Agencies or Sponsored Agencies	430,958	336,049
Total Mortgage-Backed Securities	4,670,282	3,878,201
Total	$4,812,954	$4,002,122

Investment securities with carrying values of $6.8 billion and $7.1 billion as of June 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Total Losses on Sales of Investment Securities	$(1,601)	$(1,310)	$(3,098)	$(3,102)

The losses on sales of investment securities during the six months ended June 30, 2024 and 2023 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. These losses were not the result of the Company selling its investment securities.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$5,468	$(38)	$154,437	$(10,941)	$159,905	$(10,979)
Debt Securities Issued by States and Political Subdivisions	—	—	63,096	(10,146)	63,096	(10,146)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,432	(74)	1,432	(74)
Debt Securities Issued by Corporations	—	—	612,417	(42,193)	612,417	(42,193)
Mortgage-Backed Securities:
Residential - Government Agencies	2,645	(1)	571,858	(87,535)	574,503	(87,536)
Residential - U.S. Government-Sponsored Enterprises	—	—	659,245	(113,153)	659,245	(113,153)
Commercial - Government Agencies or Sponsored Agencies	—	—	130,261	(24,363)	130,261	(24,363)
Total Mortgage-Backed Securities	2,645	(1)	1,361,364	(225,051)	1,364,009	(225,052)
Total	$8,113	$(39)	$2,192,746	$(288,405)	$2,200,859	$(288,444)

December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,171	$(16)	$155,341	$(11,080)	$162,512	$(11,096)
Debt Securities Issued by States and Political Subdivisions	237	(2)	63,509	(9,609)	63,746	(9,611)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,476	(80)	1,476	(80)
Debt Securities Issued by Corporations	220,987	(4,013)	411,573	(44,430)	632,560	(48,443)
Mortgage-Backed Securities:
Residential - Government Agencies	9,628	(13)	613,926	(84,772)	623,554	(84,785)
Residential - U.S. Government-Sponsored Enterprises	—	—	708,797	(109,176)	708,797	(109,176)
Commercial - Government Agencies or Sponsored Agencies	—	—	134,923	(22,592)	134,923	(22,592)
Total Mortgage-Backed Securities	9,628	(13)	1,457,646	(216,540)	1,467,274	(216,553)
Total	$238,023	$(4,044)	$2,089,545	$(281,739)	$2,327,568	$(285,783)

The Company does not believe the AFS debt securities that were in an unrealized loss position as of June 30, 2024, which were comprised of 381 individual securities, represent a credit loss impairment. As of June 30, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of June 30, 2024.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Taxable	$43,057	$46,593	$86,943	$94,350
Non-Taxable	6	83	13	167
Total Interest Income from Investment Securities	$43,063	$46,676	$86,956	$94,517

As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Federal Home Loan Bank of Des Moines Stock	$34,750	$34,750
Federal Reserve Bank Stock	27,740	27,522
Total	$62,490	$62,272

These securities can only be redeemed or sold at their par value and only to the respective issuing institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets in the unaudited consolidated statements of condition and periodically evaluates these securities for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial
Commercial and Industrial	$1,691,441	$1,652,699
Paycheck Protection Program	7,997	11,369
Commercial Mortgage	3,741,140	3,749,016
Construction	315,571	304,463
Lease Financing	59,388	59,939
Total Commercial	5,815,537	5,777,486
Consumer
Residential Mortgage	4,595,586	4,684,171
Home Equity	2,221,073	2,264,827
Automobile	806,240	837,830
Other [1]	392,830	400,712
Total Consumer	8,015,729	8,187,540
Total Loans and Leases	$13,831,266	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.

Most of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate located in the State of Hawaii.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2024 and December 31, 2023, AIR for loans totaled $49.6 million and $48.4 million, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s unaudited consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2024 and June 30, 2023.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$75,087	$72,577	$147,664
Loans and Leases Charged-Off	(875)	(3,955)	(4,830)
Recoveries on Loans and Leases Previously Charged-Off	263	1,174	1,437
Net Loans and Leases Charged-Off	(612)	(2,781)	(3,393)
Provision for Credit Losses	5,610	(2,404)	3,206
Balance at End of Period	$80,085	$67,392	$147,477
Six Months Ended June 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(1,235)	(7,350)	(8,585)
Recoveries on Loans and Leases Previously Charged-Off	379	2,532	2,911
Net Loans and Leases Charged-Off	(856)	(4,818)	(5,674)
Provision for Credit Losses	6,867	(119)	6,748
Balance at End of Period	$80,085	$67,392	$147,477
Three Months Ended June 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$58,771	$84,806	$143,577
Loans and Leases Charged-Off	(203)	(3,308)	(3,511)
Recoveries on Loans and Leases Previously Charged-Off	103	2,031	2,134
Net Loans and Leases Charged-Off	(100)	(1,277)	(1,377)
Provision for Credit Losses	5,270	(2,103)	3,167
Balance at End of Period	$63,941	$81,426	$145,367
Six Months Ended June 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(464)	(7,356)	(7,820)
Recoveries on Loans and Leases Previously Charged-Off	153	3,622	3,775
Net Loans and Leases Charged-Off	(311)	(3,734)	(4,045)
Provision for Credit Losses	352	4,621	4,973
Balance at End of Period	$63,941	$81,426	$145,367

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024 [2]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2024
Commercial
Commercial and Industrial
Pass	$187,066	$310,799	$266,769	$199,023	$138,826	$94,975	$385,181	$332	$1,582,971
Special Mention	—	5,403	985	—	—	—	46,155	—	52,543
Classified	310	11,131	4,403	6,414	6,624	8,898	18,138	9	55,927
Total Commercial and Industrial	$187,376	$327,333	$272,157	$205,437	$145,450	$103,873	$449,474	$341	$1,691,441
Paycheck Protection Program
Pass	$—	$—	$—	$674	$7,323	$—	$—	$—	$7,997
Total Paycheck Protection Program	$—	$—	$—	$674	$7,323	$—	$—	$—	$7,997
Commercial Mortgage
Pass	$155,718	$648,625	$1,012,133	$655,550	$411,613	$624,429	$43,802	$—	$3,551,870
Special Mention	32,508	60,167	7,775	3,405	2,985	20,208	—	—	127,048
Classified	864	5,035	18,703	3,197	19,955	14,468	—	—	62,222
Total Commercial Mortgage	$189,090	$713,827	$1,038,611	$662,152	$434,553	$659,105	$43,802	$—	$3,741,140
Construction
Pass	$60,012	$106,472	$130,383	$1,119	$1,302	$—	$13,789	$—	$313,077
Classified	—	—	2,494	—	—	—	—	—	2,494
Total Construction	$60,012	$106,472	$132,877	$1,119	$1,302	$—	$13,789	$—	$315,571
Lease Financing
Pass	$9,400	$8,952	$10,874	$11,492	$6,860	$10,607	$—	$—	$58,185
Classified	—	546	44	101	80	432	—	—	1,203
Total Lease Financing	$9,400	$9,498	$10,918	$11,593	$6,940	$11,039	$—	$—	$59,388
Total Commercial	$445,878	$1,157,130	$1,454,563	$880,975	$595,568	$774,017	$507,065	$341	$5,815,537
Consumer
Residential Mortgage
Pass	$98,131	$280,798	$769,750	$1,209,436	$945,064	$1,289,122	$—	$—	$4,592,301
Classified	—	—	—	426	745	2,114	—	—	3,285
Total Residential Mortgage	$98,131	$280,798	$769,750	$1,209,862	$945,809	$1,291,236	$—	$—	$4,595,586
Home Equity
Pass	$—	$—	$—	$—	$—	$42	$2,166,689	$52,061	$2,218,792
Classified	—	—	—	—	—	—	1,580	701	2,281
Total Home Equity	$—	$—	$—	$—	$—	$42	$2,168,269	$52,762	$2,221,073
Automobile
Pass	$114,159	$221,749	$255,025	$121,413	$48,684	$44,641	$—	$—	$805,671
Classified	67	160	124	116	1	101	—	—	569
Total Automobile	$114,226	$221,909	$255,149	$121,529	$48,685	$44,742	$—	$—	$806,240
Other1
Pass	$66,544	$87,656	$118,392	$70,624	$8,530	$39,820	$541	$—	$392,107
Classified	40	115	234	142	21	171	—	—	723
Total Other	$66,584	$87,771	$118,626	$70,766	$8,551	$39,991	$541	$—	$392,830
Total Consumer	$278,941	$590,478	$1,143,525	$1,402,157	$1,003,045	$1,376,011	$2,168,810	$52,762	$8,015,729
Total Loans and Leases	$724,819	$1,747,608	$2,598,088	$2,283,132	$1,598,613	$2,150,028	$2,675,875	$53,103	$13,831,266

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention and Classified in the 2024 column represent renewal of loans that originated in an earlier period.

For the six months ended June 30, 2024, $7.2 million of revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [2]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2023
Commercial
Commercial and Industrial
Pass	$319,451	$294,142	$229,286	$148,575	$40,696	$77,789	$380,524	$450	$1,490,913
Special Mention	50,792	5,555	—	—	657	—	39,278	—	96,282
Classified	11,790	5,846	8,928	6,625	—	9,199	23,103	13	65,504
Total Commercial and Industrial	$382,033	$305,543	$238,214	$155,200	$41,353	$86,988	$442,905	$463	$1,652,699
Paycheck Protection Program
Pass	$—	$—	$2,199	$9,170	$—	$—	$—	$—	$11,369
Total Paycheck Protection Program	$—	$—	$2,199	$9,170	$—	$—	$—	$—	$11,369
Commercial Mortgage
Pass	$788,558	$1,043,472	$679,258	$432,896	$244,767	$419,225	$41,292	$—	$3,649,468
Special Mention	30,356	18,636	—	3,875	—	9,153	—	—	62,020
Classified	5,829	155	3,724	13,112	535	14,173	—	—	37,528
Total Commercial Mortgage	$824,743	$1,062,263	$682,982	$449,883	$245,302	$442,551	$41,292	$—	$3,749,016
Construction
Pass	$77,163	$149,183	$50,996	$—	$16,009	$—	$9,777	$—	$303,128
Special Mention	—	—	—	1,335	—	—	—	—	1,335
Total Construction	$77,163	$149,183	$50,996	$1,335	$16,009	$—	$9,777	$—	$304,463
Lease Financing
Pass	$9,867	$13,409	$13,795	$8,493	$5,385	$7,650	$—	$—	$58,599
Classified	600	51	117	94	—	478	—	—	1,340
Total Lease Financing	$10,467	$13,460	$13,912	$8,587	$5,385	$8,128	$—	$—	$59,939
Total Commercial	$1,294,406	$1,530,449	$988,303	$624,175	$308,049	$537,667	$493,974	$463	$5,777,486
Consumer
Residential Mortgage
Pass	$297,532	$796,979	$1,249,917	$977,377	$303,098	$1,057,267	$—	$—	$4,682,170
Classified	—	—	426	—	—	1,575	—	—	2,001
Total Residential Mortgage	$297,532	$796,979	$1,250,343	$977,377	$303,098	$1,058,842	$—	$—	$4,684,171
Home Equity
Pass	$—	$—	$—	$—	$—	$43	$2,215,970	$46,794	$2,262,807
Classified	—	—	—	—	—	—	1,229	791	2,020
Total Home Equity	$—	$—	$—	$—	$—	$43	$2,217,199	$47,585	$2,264,827
Automobile
Pass	$250,380	$301,968	$149,915	$64,734	$46,396	$24,038	$—	$—	$837,431
Classified	84	108	11	46	72	78	—	—	399
Total Automobile	$250,464	$302,076	$149,926	$64,780	$46,468	$24,116	$—	$—	$837,830
Other[1]
Pass	$102,563	$141,421	$92,312	$13,074	$16,897	$32,519	$1,277	$—	$400,063
Classified	65	224	165	22	93	80	—	—	649
Total Other	$102,628	$141,645	$92,477	$13,096	$16,990	$32,599	$1,277	$—	$400,712
Total Consumer	$650,624	$1,240,700	$1,492,746	$1,055,253	$366,556	$1,115,600	$2,218,476	$47,585	$8,187,540
Total Loans and Leases	$1,945,030	$2,771,149	$2,481,049	$1,679,428	$674,605	$1,653,267	$2,712,450	$48,048	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

For the year ended December 31, 2023, $13.2 million of revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of June 30, 2024
Commercial
Commercial and Industrial	$838	$3,388	$—	$3,681	$7,907	$1,683,534	$1,691,441	$10
Paycheck Protection Program	—	—	—	—	—	7,997	7,997	—
Commercial Mortgage	230	—	—	2,601	2,831	3,738,309	3,741,140	2,601
Construction	—	—	—	—	—	315,571	315,571	—
Lease Financing	—	—	—	—	—	59,388	59,388	—
Total Commercial	1,068	3,388	—	6,282	10,738	5,804,799	5,815,537	2,611
Consumer
Residential Mortgage	2,760	1,588	4,524	2,998	11,870	4,583,716	4,595,586	—
Home Equity	4,785	2,994	2,025	3,227	13,031	2,208,042	2,221,073	835
Automobile	11,674	1,214	568	—	13,456	792,784	806,240	—
Other [1]	1,995	1,022	733	—	3,750	389,080	392,830	—
Total Consumer	21,214	6,818	7,850	6,225	42,107	7,973,622	8,015,729	835
Total	$22,282	$10,206	$7,850	$12,507	$52,845	$13,778,421	$13,831,266	$3,446

As of December 31, 2023
Commercial
Commercial and Industrial	$6,748	$514	$—	$39	$7,301	$1,645,398	$1,652,699	$36
Paycheck Protection Program	—	—	—	—	—	11,369	11,369	—
Commercial Mortgage	—	—	—	2,884	2,884	3,746,132	3,749,016	2,884
Construction	—	—	—	—	—	304,463	304,463	—
Lease Financing	—	—	—	—	—	59,939	59,939	—
Total Commercial	6,748	514	—	2,923	10,185	5,767,301	5,777,486	2,920
Consumer
Residential Mortgage	4,547	317	3,814	2,935	11,613	4,672,558	4,684,171	867
Home Equity	4,210	1,967	1,734	3,791	11,702	2,253,125	2,264,827	1,101
Automobile	13,242	1,478	399	—	15,119	822,711	837,830	—
Other [1]	1,968	1,019	648	—	3,635	397,077	400,712	—
Total Consumer	23,967	4,781	6,595	6,726	42,069	8,145,471	8,187,540	1,968
Total	$30,715	$5,295	$6,595	$9,649	$52,254	$13,912,772	$13,965,026	$4,888

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$3,681	$—	$3,681	$39	$—	$39
Commercial Mortgage	—	2,601	2,601	—	2,884	2,884
Total Commercial	3,681	2,601	6,282	39	2,884	2,923
Consumer
Residential Mortgage	2,998	—	2,998	2,935	—	2,935
Home Equity	3,227	—	3,227	3,791	—	3,791
Total Consumer	6,225	—	6,225	6,726	—	6,726
Total	$9,906	$2,601	$12,507	$6,765	$2,884	$9,649

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. Income, if any, is recognized on a cash basis.

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
Commercial:

Term extension, interest rate reductions, other-than-insignificant payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or results in an other-than-insignificant payment delay during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and six months ended June 30, 2024 and June 30, 2023.

						%
			Payment			of
			Delay			Total
		Interest	and			Class of
	Term	Rate	Term	Payment		Loans and
(dollars in thousands)	Extension	Reduction	Extension[1]	Delay	Total	Leases
Three Months Ended June 30, 2024
Consumer
Home Equity	$—	$—	$—	$537	$537	0.02%
Automobile	4,795	—	383	—	5,178	0.64%
Other[2]	567	—	61	—	628	0.16%
Total Consumer	5,362	—	444	537	6,343	0.08%
Total Loans and Leases	$5,362	$—	$444	$537	$6,343	0.05%

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	$24	$—	$4,841	$—	$4,865	0.29%
Total Commercial	24	—	4,841	—	4,865	0.08%
Consumer
Residential Mortgage	—	—	—	14,282	14,282	0.31%
Home Equity	—	—	—	1,147	1,147	0.05%
Automobile	8,927	—	1,003	—	9,930	1.23%
Other[2]	957	—	148	—	1,105	0.28%
Total Consumer	9,884	—	1,151	15,429	26,464	0.33%
Total Loans and Leases	$9,908	$—	$5,992	$15,429	$31,329	0.23%

Three Months Ended June 30, 2023
Commercial
Commercial and Industrial	$91	$—	$—	$—	$91	0.01%
Commercial Mortgage	—	952	—	—	952	0.03%
Total Commercial	91	952	—	—	1,043	0.02%
Consumer
Automobile	2,654	—	—	—	2,654	0.30%
Other[2]	215	—	—	—	215	0.05%
Total Consumer	2,869	—	—	—	2,869	0.03%
Total Loans and Leases	$2,960	$952	$—	$—	$3,912	0.03%

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	$91	$—	$6,695	$—	$6,786	0.45%
Commercial Mortgage	—	952	—	—	952	0.03%
Total Commercial	91	952	6,695	—	7,738	0.14%
Consumer
Residential Mortgage	134	—	—	—	134	0.00%
Home Equity	139	—	—	—	139	0.01%
Automobile	4,411	—	—	—	4,411	0.50%
Other[2]	384	—	—	—	384	0.09%
Total Consumer	5,068	—	—	—	5,068	0.06%
Total Loans and Leases	$5,159	$952	$6,695	$—	$12,806	0.09%

1.
Includes forbearance plans.
2.
Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and June 30, 2023.

	Weighted-Average	Weighted-Average	Weighted-Average
	Months of	Payment	Interest Rate
(dollars in thousands)	Term Extension	Deferral[1]	Reduction
Three Months Ended June 30, 2024
Consumer
Home Equity	—	$10	—%
Automobile	22	2	—
Other[2]	22	1	—

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	12	$593	—%
Consumer
Residential Mortgage	—	13	—
Home Equity	—	7	—
Automobile	22	2	—
Other[2]	20	1	—

Three Months Ended June 30, 2023
Commercial
Commercial Mortgage	—	$—	2.50%
Consumer
Automobile	23	—	—
Other[2]	22	—	—

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	6	$1,159	—%
Commercial Mortgage	—	—	2.50
Consumer
Residential Mortgage	58	—	—
Home Equity	64	—	—
Automobile	23	—	—
Other[2]	22	—	—

1 Includes forbearance plans.

2 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2024 and June 30, 2023.

	Term	Payment Delay &
(dollars in thousands)	Extension	Term Extension[1]	Total
Three Months Ended June 30, 2024
Commercial
Commercial and Industrial	$—	$34	$34
Total Commercial	—	34	34
Consumer
Automobile	428	11	439
Other[2]	121	12	133
Total Consumer	549	23	572
Total Loans and Leases	$549	$57	$606

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	$—	$34	$34
Total Commercial	—	34	34
Consumer
Automobile	668	11	679
Other[2]	172	12	184
Total Consumer	840	23	863
Total Loans and Leases	$840	$57	$897

Three Months Ended June 30, 2023
Consumer
Automobile	$23	$—	23
Other[2]	15	—	15
Total Consumer	38	—	38
Total Loans and Leases[3]	$38	$—	$38

Six Months Ended June 30, 2023
Consumer
Automobile	$23	$—	23
Other[2]	15	—	15
Total Consumer	38	—	38
Total Loans and Leases[3]	$38	$—	$38

1.
Includes forbearance plans.
2.
Comprised of other revolving credit, installment, and lease financing.
3.
The amounts presented in the total column have been updated to properly reflect the total modifications during the period.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2024 and June 30, 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of June 30, 2024
Commercial
Commercial and Industrial	$4,865	$—	$—	$—	$—	$4,865
Total Commercial	4,865	—	—	—	—	4,865
Consumer
Residential Mortgage	14,282	—	—	—	—	14,282
Home Equity	1,147	—	—	—	—	1,147
Automobile	8,887	998	46	—	—	9,931
Other[1]	1,013	43	29	19	—	1,104
Total Consumer	25,329	1,041	75	19	—	26,464
Total Loans and Leases	$30,194	$1,041	$75	$19	$—	$31,329

As of June 30, 2023
Commercial
Commercial and Industrial	$6,786	$—	$—	$—	$—	$6,786
Commercial Mortgage	952	—	—	—	—	952
Total Commercial	7,738	—	—	—	—	7,738
Consumer
Residential Mortgage	—	—	—	—	134	134
Home Equity	139	—	—	—	—	139
Automobile	4,061	327	—	23	—	4,411
Other[1]	333	36	15	—	—	384
Total Consumer	4,533	363	15	23	134	5,068
Total Loans and Leases	$12,271	$363	$15	$23	$134	$12,806

1.
Comprised of other revolving credit, installment, and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the three and six months ended June 30, 2024 and June 30, 2023.

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Three Months Ended June 30, 2024
Commercial
Commercial and Industrial	$113	$—	$—	$663	$—	$99	$875
Total Commercial	113	—	—	663	—	99	875
Consumer
Residential Mortgage	—	—	—	—	—	48	48
Home Equity	—	150	—	—	—	52	202
Automobile	—	314	274	257	61	189	1,095
Other[1]	333	468	851	470	65	423	2,610
Total Consumer	333	932	1,125	727	126	712	3,955
Total	$446	$932	$1,125	$1,390	$126	$811	$4,830

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	$113	$281	$—	$664	$—	$177	$1,235
Total Commercial	113	281	—	664	—	177	1,235
Consumer
Residential Mortgage	—	—	—	—	—	48	48
Home Equity	—	150	35	—	—	52	237
Automobile	—	578	637	376	115	437	2,143
Other [1]	333	1,137	1,504	917	182	849	4,922
Total Consumer	333	1,865	2,176	1,293	297	1,386	7,350
Total	$446	$2,146	$2,176	$1,957	$297	$1,563	$8,585

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended June 30, 2023
Commercial
Commercial and Industrial	$185	$—	$—	$—	$—	$18	$203
Total Commercial	185	—	—	—	—	18	203
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	—	5	5
Automobile	—	558	238	107	173	217	1,293
Other[1]	358	512	446	82	318	288	2,004
Total Consumer	358	1,070	684	189	491	516	3,308
Total	$543	$1,070	$684	$189	$491	$534	$3,511

Six Months Ended June 30, 2023
Commercial
Commercial and Industrial	$185	$188	$—	$—	$—	$91	$464
Total Commercial	185	188	—	—	—	91	464
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	—	55	55
Automobile	—	872	745	335	364	640	2,956
Other [1]	358	1,333	1,011	202	713	722	4,339
Total Consumer	358	2,205	1,756	537	1,077	1,423	7,356
Total	$543	$2,393	$1,756	$537	$1,077	$1,514	$7,820

1.
Comprised of other revolving credit, installment, and lease financing.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.1 million as of June 30, 2024.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of June 30, 2024 and $2.6 billion as of December 31, 2023. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in Mortgage Banking in the Company’s unaudited consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million for both the three months ended June 30, 2024 and June 30, 2023, and $2.8 million for both the six months ended June 30, 2024 and June 30, 2023. Servicing income is recorded in Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2024 and June 30, 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$674	$707	$678	$717
Change in Fair Value Due to Payoffs	(6)	(12)	(10)	(22)
Balance at End of Period	$668	$695	$668	$695

For the three and six months ended June 30, 2024 and 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$19,748	$21,395	$20,201	$21,902
Servicing Rights that Resulted From Asset Transfers	63	110	158	176
Amortization	(525)	(574)	(1,073)	(1,147)
Balance at End of Period	$19,286	$20,931	$19,286	$20,931
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,649	$26,456	$26,173	$27,323
End of Period	$25,326	$26,327	$25,326	$26,327

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Weighted-Average Constant Prepayment Rate [1]	4.06%	4.06%
Weighted-Average Life (in years)	9.34	9.44
Weighted-Average Note Rate	3.70%	3.67%
Weighted-Average Discount Rate [2]	9.94%	9.48%

1 Represents annualized loan prepayment rate assumption.

2 Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2024 and December 31, 2023, is presented in the following table.

(dollars in thousands)	June 30, 2024	December 31, 2023
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(312)	$(326)
Decrease in fair value from 50 bps adverse change	(617)	(645)
Discount Rate
Decrease in fair value from 25 bps adverse change	(287)	(303)
Decrease in fair value from 50 bps adverse change	(568)	(600)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $205.7 million and $208.9 million as of June 30, 2024 and December 31, 2023, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.

Unfunded Commitments

As of June 30, 2024, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2024	$7,872
2025	57,182
2026	291
2027	479
2028	204
Thereafter	23,696
Total Unfunded Commitments	$89,724

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,137	$1,457	$2,274	$2,915
Amortization Expense in Provision for Income Taxes	1,119	1,333	2,239	2,666
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$6,210	$5,438	$12,420	$10,876
Amortization Expense in Provision for Income Taxes	5,348	4,713	10,695	9,426

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2024 and June 30, 2023.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2024 and December 31, 2023, disaggregated by the class of collateral pledged.

In May 2024, a private institution exercised their right to call on one repurchase agreement with a balance of $50.0 million, resulting in its termination.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2024
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$490	$—	$—	$490
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	—	—	—	100,000	100,000
Total	$—	$490	$—	$100,000	$100,490
December 31, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$490	$—	$—	$490
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	—	—	—	150,000	150,000
Total	$—	$490	$—	$150,000	$150,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2024 and December 31, 2023. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
June 30, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$157,535	$—	$157,535	$157,535	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,293	—	6,293	6,293	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$100,490	$—	$100,490	$—	$100,490	$—
December 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,147	$—	$129,147	$129,147	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	14,605	—	14,605	14,605	—	—
Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—

1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $51.0 million and $39.2 million as of June 30, 2024 and December 31, 2023, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $109.9 million and $167.3 million as of June 30, 2024 and December 31, 2023, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million as of June 30, 2024 and December 31, 2023.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2024 and June 30, 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$6,022	$1,595	$4,427
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,294	1,669	4,625
Net Unrealized Gains (Losses) on Investment Securities	12,316	3,264	9,052
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	291	78	213
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	230	62	168
Other Comprehensive Income (Loss)	$12,546	$3,326	$9,220

Three Months Ended June 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(31,586)	$(8,371)	$(23,215)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	6,801	1,803	4,998
Net Unrealized Gains (Losses) on Investment Securities	(24,785)	(6,568)	(18,217)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	177	46	131
Amortization of Prior Service Credit	(62)	(15)	(47)
Defined Benefit Plans, Net	115	31	84
Other Comprehensive Income (Loss)	$(24,670)	$(6,537)	$(18,133)

Six Months Ended June 30, 2024
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$17,426	$4,619	$12,807
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	12,496	3,313	9,183
Net Unrealized Gains (Losses) on Investment Securities	29,922	7,932	21,990
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	582	155	427
Amortization of Prior Service Credit	(122)	(32)	(90)
Defined Benefit Plans, Net	460	123	337
Other Comprehensive Income (Loss)	$30,382	$8,055	$22,327

Six Months Ended June 30, 2023
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$1,332	$352	$980
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	13,714	3,635	10,079
Net Unrealized Gains (Losses) on Investment Securities	15,046	3,987	11,059
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	352	93	259
Amortization of Prior Service Credit	(123)	(32)	(91)
Defined Benefit Plans, Net	229	61	168
Other Comprehensive Income (Loss)	$15,275	$4,048	$11,227

1 These amounts relate to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024, and June 30, 2023:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2024
Balance at Beginning of Period	$(216,027)	$(144,463)	$(23,091)	$(383,581)
Other Comprehensive Income (Loss) Before Reclassifications	4,427	—	—	4,427
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4,625	168	4,793
Total Other Comprehensive Income (Loss)	4,427	4,625	168	9,220
Balance at End of Period	$(211,600)	$(139,838)	$(22,923)	$(374,361)

Three Months Ended June 30, 2023
Balance at Beginning of Period	$(216,588)	$(163,716)	$(24,994)	(405,298)
Other Comprehensive Income (Loss) Before Reclassifications	(23,215)	—	—	(23,215)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4,998	84	5,082
Total Other Comprehensive Income (Loss)	(23,215)	4,998	84	(18,133)
Balance at End of Period	$(239,803)	$(158,718)	$(24,910)	$(423,431)

Six Months Ended June 30, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income (Loss) Before Reclassifications	12,807	—	—	12,807
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9,183	337	9,520
Total Other Comprehensive Income (Loss)	12,807	9,183	337	22,327
Balance at End of Period	$(211,600)	$(139,838)	$(22,923)	$(374,361)

Six Months Ended June 30, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	980	—	—	980
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	10,079	168	10,247
Total Other Comprehensive Income (Loss)	980	10,079	168	11,227
Balance at End of Period	$(239,803)	$(158,718)	$(24,910)	$(423,431)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and June 30, 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,294)	$(6,801)	Interest Income
	1,669	1,803	Provision for Income Tax
	(4,625)	(4,998)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	62
Net Actuarial Losses [2]	(291)	(177)
	(230)	(115)	Total Before Tax
	62	31	Provision for Income Tax
	(168)	(84)	Net of Tax

Total Reclassifications for the Period	$(4,793)	$(5,082)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(12,496)	$(13,714)	Interest Income
	3,313	3,635	Provision for Income Tax
	(9,183)	(10,079)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	122	123
Net Actuarial Losses [2]	(582)	(352)
	(460)	(229)	Total Before Tax
	123	61	Provision for Income Tax
	(337)	(168)	Net of Tax

Total Reclassifications for the Period	$(9,520)	$(10,247)	Net of Tax

1 Amounts in parentheses indicate reductions to net income.

2 These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense in the unaudited consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2024	2023	2024	2023
Numerator:
Net Income Available to Common Shareholders	$32,114	$44,092	$66,536	$88,965

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,450,551	39,241,559	39,400,452	39,259,279
Dilutive Effect of Equity Based Awards	168,154	75,962	218,322	123,080
Weighted Average Common Shares Outstanding - Diluted	39,618,705	39,317,521	39,618,774	39,382,359

Earnings Per Common Share:
Basic	$0.81	$1.12	$1.69	$2.27
Diluted	$0.81	$1.12	$1.68	$2.26

Antidilutive Stock Options and Restricted Stock Outstanding	11,272	411,640	11,272	226,646

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 50 branch locations and 317 ATMs throughout Hawaii and the Pacific Islands, a customer service center, e-Bankoh (online banking service), and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2024 and June 30, 2023, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2024
Net Interest Income (Loss)	$98,205	$50,885	$(34,244)	$114,846
Provision for Credit Losses	2,873	473	(946)	2,400
Net Interest Income (Loss) After Provision for Credit Losses	95,332	50,412	(33,298)	112,446
Noninterest Income	33,653	6,698	1,736	42,087
Noninterest Expense	(87,011)	(18,010)	(4,205)	(109,226)
Income (Loss) Before Provision for Income Taxes	41,974	39,100	(35,767)	45,307
Provision for Income Taxes	(10,685)	(9,887)	9,348	(11,224)
Net Income (Loss)	$31,289	$29,213	$(26,419)	$34,083
Total Assets as of June 30, 2024	$8,357,830	$5,835,399	$9,107,539	$23,300,768

Three Months Ended June 30, 2023
Net Interest Income (Loss)	$98,114	$52,257	$(26,023)	$124,348
Provision for Credit Losses	1,392	(15)	1,123	2,500
Net Interest Income (Loss) After Provision for Credit Losses	96,722	52,272	(27,146)	121,848
Noninterest Income	31,944	7,939	3,372	43,255
Noninterest Expense	(81,192)	(19,302)	(3,542)	(104,036)
Income (Loss) Before Provision for Income Taxes	47,474	40,909	(27,316)	61,067
Provision for Income Taxes	(12,219)	(10,336)	7,549	(15,006)
Net Income (Loss)	$35,255	$30,573	$(19,767)	$46,061
Total Assets as of June 30, 2023	$8,715,172	$5,714,929	$10,517,835	$24,947,936

Six Months Ended June 30, 2024
Net Interest Income (Loss)	$195,199	$102,378	$(68,793)	$228,784
Provision for Credit Losses	5,160	467	(1,227)	4,400
Net Interest Income (Loss) After Provision for Credit Losses	190,039	101,911	(67,566)	224,384
Noninterest Income	65,635	13,492	5,245	84,372
Noninterest Expense	(169,716)	(36,653)	(8,716)	(215,085)
Income (Loss) Before Provision for Income Taxes	85,958	78,750	(71,037)	93,671
Provision for Income Taxes	(21,865)	(19,895)	18,563	(23,197)
Net Income (Loss)	$64,093	$58,855	$(52,474)	$70,474
Total Assets as of June 30, 2024	$8,357,830	$5,835,399	$9,107,539	$23,300,768

Six Months Ended June 30, 2023
Net Interest Income (Loss)	$194,697	$107,798	$(42,192)	$260,303
Provision for Credit Losses	4,061	(16)	455	4,500
Net Interest Income (Loss) After Provision for Credit Losses	190,636	107,814	(42,647)	255,803
Noninterest Income	63,098	16,588	4,306	83,992
Noninterest Expense	(166,167)	(39,591)	(10,197)	(215,955)
Income (Loss) Before Provision for Income Taxes	87,567	84,811	(48,538)	123,840
Provision for Income Taxes	(22,493)	(20,822)	12,378	(30,937)
Net Income (Loss)	$65,074	$63,989	$(36,160)	$92,903
Total Assets as of June 30, 2023	$8,715,172	$5,714,929	$10,517,835	$24,947,936

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

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements	$3,000,000	$(1,873)	$3,000,000	$(48,672)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	8,358	132	5,899	148
Forward Commitments	9,874	33	8,583	(105)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,067,071	(151,347)	2,067,624	(114,701)
Pay Fixed/Receive Variable Swaps	2,067,071	151,242	2,067,624	114,542
Foreign Exchange Contracts	473	—	745	—
Conversion Rate Swap Agreements [1]	81,251	NA	155,196	NA
Makewhole Agreements [2]	55,670	NA	—	NA

1 The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.

2 The makewhole agreements were valued at zero as the likelihood of a payment required to the counterparty were not reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives[1]	Derivatives[1]	Derivatives[1]	Derivatives[1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$163,723	$163,828	$143,593	$143,752
Designated as hedging instruments	(1,873)	—	(48,672)	—
	161,850	163,828	94,921	143,752
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	134	2	148	—
Forward Commitments	36	3	—	105
Total Derivatives	$162,020	$163,833	$95,069	$143,857

1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. The Company’s free-standing derivative financial instruments are carried at fair value on the Company’s unaudited consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and six months ended June 30, 2024 and June 30, 2023:

	Location of
	Net Gains (Losses)	Three Months Ended		Six Months Ended
	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2024	2023	2024	2023
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$3,082	$—	$19,975	$—
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(3,145)	—	(20,147)	—
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	4,222	434	26,824	434
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(4,308)	(435)	(27,060)	(435)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	122	274	245	478
Forward Commitments	Mortgage Banking	119	92	215	61
Interest Rate Swap Agreements	Other Noninterest Income	10	(2)	53	(18)
Foreign Exchange Contracts	Other Noninterest Income	1,069	802	2,240	1,643
Total		$1,171	$1,165	$2,345	$2,163

The following amounts were recorded on the consolidated statement of financial condition related to the cumulative basis adjustment for fair value hedges as of June 30, 2024 and December 31, 2023:

Derivative Financial Instruments
Designated as Hedging Instruments
Line Item in the Consolidated Statement of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Investment Securities, Available-for-Sale[1]	$1,300,113	$1,320,260	$113	$20,260
Loans and Leases[2]	1,701,327	1,728,386	1,327	28,386

1 These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2024 and December 31, 2023, the fair value of the closed portfolios used in these hedging relationships was $1.8 billion.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.1 billion and $3.2 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $151.2 million and $114.5 million as of June 30, 2024 and December 31, 2023, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of June 30, 2024 and December 31, 2023, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.

Makewhole Agreements

In May 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreement described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its available-for-sale investment securities and fixed rate loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s unaudited consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s unaudited consolidated statements of income.

Note 12. Commitments and Contingencies

The Company’s credit commitments as of June 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Unfunded Commitments to Extend Credit	$3,222,357	$3,433,061
Standby Letters of Credit	90,107	88,512
Commercial Letters of Credit	11,701	16,551
Total Credit Commitments	$3,324,165	$3,538,124

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $64.4 million secured certain specifically identified standby letters of credit as of June 30, 2024. As of June 30, 2024, the standby and commercial letters of credit had remaining terms ranging from 1 to 21 months.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap and makewhole agreements. The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close. This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements. Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate ("SOFR"). In addition, the Company includes in its fair value calculation a credit spread adjustment which is based primarily on management judgment. Thus, interest rate swap agreements are classified as a Level 3 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2024 and December 31, 2023, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represent the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2024, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,623	$55,131	$—	$201,754
Debt Securities Issued by States and Political Subdivisions	—	63,146	—	63,146
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,432	—	1,432
Debt Securities Issued by Corporations	—	662,624	—	662,624
Mortgage-Backed Securities:
Residential - Government Agencies	—	578,929	—	578,929
Residential - U.S. Government-Sponsored Enterprises	—	659,946	—	659,946
Commercial - Government Agencies	—	130,261	—	130,261
Total Mortgage-Backed Securities	—	1,369,136	—	1,369,136
Total Investment Securities Available-for-Sale	146,623	2,151,469	—	2,298,092
Loans Held for Sale	—	2,664	—	2,664
Mortgage Servicing Rights	—	—	668	668
Other Assets	19,390	—	—	19,390
Derivatives [1]	—	161,886	134	162,020
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2024	$166,013	$2,316,019	$802	$2,482,834
Liabilities:
Derivatives [1]	$—	$163,831	$2	$163,833
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2024	$—	$163,831	$2	$163,833
December 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,214	$66,359	$—	$212,573
Debt Securities Issued by States and Political Subdivisions	—	63,806	—	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,476	—	1,476
Debt Securities Issued by Corporations	—	657,701	—	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	—	629,327	—	629,327
Residential - U.S. Government-Sponsored Enterprises	—	709,127	—	709,127
Commercial - Government Agencies or Sponsored Agencies	—	134,923	—	134,923
Total Mortgage-Backed Securities	—	1,473,377	—	1,473,377
Total Investment Securities Available-for-Sale	146,214	2,262,719	—	2,408,933
Loans Held for Sale	—	3,124	—	3,124
Mortgage Servicing Rights	—	—	678	678
Other Assets	13,448	—	—	13,448
Derivatives [1]	—	94,921	148	95,069
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2023	$159,662	$2,360,764	$826	$2,521,252
Liabilities:
Derivatives [1]	$—	$143,857	$—	$143,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023	$—	$143,857	$—	$143,857

1 The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2024 and June 30, 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2024
Balance as of April 1, 2024	$674	$115
Net Gains/(Losses) Included in Net Income	(6)	122
Transfers to Loans Held for Sale	—	(105)
Balance as of June 30, 2024	$668	$132
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2024	$—	$122

Three Months Ended June 30, 2023
Balance as of April 1, 2023	$707	$(52,838)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(12)	272
Transfers to Loans Held for Sale	—	(223)
Variation Margin Payments	—	52,991
Balance as of June 30, 2023	$695	$202
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2023	$—	$272

Six Months Ended June 30, 2024
Balance as of January 1, 2024	$678	$148
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(10)	245
Transfers to Loans Held for Sale	—	(261)
Balance as of June 30, 2024	$668	$132
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2024	$—	$245

Six Months Ended June 30, 2023
Balance as of January 1, 2023	$717	$(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(22)	460
Transfers to Loans Held for Sale	—	(311)
Variation Margin Payments	—	122,124
Balance as of June 30, 2023	$695	$202
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2023	$—	$460

1 Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income.

2 Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements not designated as hedging instruments are reported as a component of other noninterest income and interest rate swap agreements designated as hedging instruments are reported in interest income in the Company’s unaudited consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
June 30, 2024
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.99%	-	18.99%	4.06%	$25,994
		Discount Rate	9.47%	-	10.96%	9.94%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	88.40%	-	99.00%	93.21%	$132
December 31, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.98%	-	21.18%	4.06%	$26,851
		Discount Rate	7.65%	-	10.79%	9.48%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	83.50%	-	99.00%	85.53%	$148

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2024
Mortgage Servicing Rights - amortization method	Level 3	$19,286	$—
December 31, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,201	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2024
Loans Held for Sale	$2,664	$2,637	$27
December 31, 2023
Loans Held for Sale	$3,124	$3,051	$73

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and six months ended June 30, 2024, and year ended December 31, 2023, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,812,954	$4,002,122	$115,203	$3,886,919	$—
Loans	13,562,114	12,587,876	—	—	12,587,876
Financial Instruments - Liabilities
Time Deposits	2,900,712	2,881,865	—	2,881,865	—
Securities Sold Under Agreements to Repurchase	100,490	101,753	—	101,753	—
Other Debt [1]	550,000	544,524	—	544,524	—
December 31, 2023
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,997,335	$4,253,637	$116,531	$4,137,106	$—
Loans	13,698,701	12,872,260	—	—	12,872,260
Financial Instruments – Liabilities
Time Deposits	3,057,302	3,043,258	—	3,043,258	—
Securities Sold Under Agreements to Repurchase	150,490	155,461	—	155,461	—
Other Debt [1]	550,000	541,466	—	541,466	—

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; (2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; (3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; (4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; (5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (6) changes to the amount and timing of proposed common stock repurchases; (7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, (8) changes in fiscal and monetary policies of the markets in which we operate; (9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; (10) changes in accounting standards; (11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; (12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; (13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; (14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; (15) competitive pressures in the markets for financial services and products; (16) actual or alleged conduct which could harm our reputation; and (17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Hawai’i Economy

General economic conditions remained positive during the second quarter of 2024. Hawaii’s economy continued to show growth. Maui rebuilding and incremental return of international travelers continues to support the post-pandemic tourism rebound. On Oahu, visitor arrivals have recovered to pre-pandemic levels supported by the gradual return of the Japanese market. Hawaii’s unemployment rate was 3.0% in May 2024, which was below the U.S. unemployment rate of 4.0%.

For the first six months of 2024, the median price of single-family home and condominium sales on Oahu increased by 3.3% and 2.0%, respectively, compared to the same period in 2023. The volume of single-family homes sales on Oahu increased 6.7% and condominium sales decreased 5.8% compared to the same period in 2023. Inventory of single-family homes and condominiums on Oahu was 3.0 months and 4.7 months, respectively.

Earnings Summary

Net income for the second quarter of 2024 was $34.1 million, a decrease of $12.0 million or 26% compared to the same period in 2023. Diluted earnings per common share was $0.81 for the second quarter of 2024, a decrease of $0.31 or 28% compared to the same period in 2023.

•
The return on average common equity for the second quarter of 2024 was 10.41% compared with 14.95% in the same quarter of 2023.
•
Net interest income for the second quarter of 2024 was $114.8 million, a decrease of 8% from the same quarter of 2023. The decrease in net interest income in the second quarter of 2024 was primarily due to higher funding costs, partially offset by higher earning asset yields. The net interest margin was 2.15% in the second quarter of 2024, a decrease of 7 basis points from the same period in 2023.
•
The provision for credit losses for the second quarter of 2024 and 2023 was $2.4 million and $2.5 million, respectively.

•
Noninterest income was $42.1 million in the second quarter of 2024, a decrease of 3% from the same quarter of 2023.
•
Noninterest expense was $109.2 million in the second quarter of 2024, an increase of 5% from the same quarter of 2023.
•
The effective tax rate for the second quarter of 2024 was 24.77% compared with 24.57% during the same quarter of 2023.

We maintained a strong balance sheet during the second quarter of 2024, with what we believe are appropriate reserves for credit losses, strong liquidity and growing capital.

•
Total non-performing assets ("NPAs") were $15.2 million as of June 30, 2024, up $3.4 million from December 31, 2023. NPAs as a percentage of total loans and leases and foreclosed real estate were 0.11% at the end of the quarter, up 3 basis points compared to the same quarter of 2023.
•
Net loan and lease charge-offs during the second quarter of 2024 were $3.4 million or 10 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the second quarter of 2024 were comprised of charge-offs of $4.8 million partially offset by recoveries of $1.4 million. Compared to the same quarter of 2023, net loan and lease charge-offs increased by $2.0 million or 6 basis points annualized on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $147.5 million as of June 30, 2024, an increase of $1.1 million from December 31, 2023. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.07% at the end of the quarter, up 2 basis points from December 31, 2023.
•
Total assets were $23.3 billion as of June 30, 2024,a decrease of 2% from December 31, 2023.
•
The investment securities portfolio was $7.1 billion as of June 30, 2024, a decrease of 4% from December 31, 2023. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total loans and leases were $13.8 billion as of June 30, 2024, a decrease of 1% from December 31, 2023.
•
Total deposits were $20.4 billion as of June 30, 2024, a decrease of 3% from December 31, 2023.
•
Total shareholders’ equity was $1.6 billion as of June 30, 2024, an increase of 14% from December 31, 2023.
•
No shares of common stock were repurchased under the share repurchase program in the second quarter of 2024. Total remaining buyback authority under the share repurchase program was $126.0 million as of June 30, 2024.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on September 14, 2024 to shareholders of record at the close of business on August 31, 2024.
•
On July 8, 2024, the Company announced that the Board of Directors declared the quarterly dividend payment of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock, Series A. The depositary shares representing the Series A Preferred Stock are traded on the NYSE under the symbol “BOH.PRA.” The dividend will be payable on August 1, 2024 to shareholders of record of the preferred stock as of the close of business on July 18, 2024.
•
On July 8, 2024, the Company announced that the Board of Directors declared the quarterly dividend payment of $8.89 per share, equivalent to $0.2223 per depositary share, on its preferred stock, Series B. The depositary shares representing the Series B Preferred Stock are traded on the NYSE under the symbol “BOH.PRB.” The dividend will be payable on August 1, 2024 to shareholders of record of the preferred stock as of the close of business on July 18, 2024.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 1
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.3	$—	2.40%	$5.1	$—	1.48%	$4.5	$0.1	2.46%	$3.4	$—	2.68%
Funds Sold	455.8	6.1	5.31	500.1	6.4	5.06	455.9	12.2	5.31	398.6	9.8	4.87
Investment Securities
Available-for-Sale
Taxable	2,308.3	21.5	3.73	2,741.1	23.2	3.39	2,344.3	43.2	3.69	2,780.4	47.0	3.40
Non-Taxable	1.6	—	2.01	9.6	0.1	4.40	1.7	-	2.00	9.6	0.2	4.39
Held-to-Maturity
Taxable	4,837.2	21.4	1.77	5,231.3	23.2	1.78	4,882.0	43.4	1.78	5,283.6	47.0	1.78
Non-Taxable	34.6	0.2	2.10	35.2	0.2	2.10	34.7	0.4	2.10	35.2	0.4	2.10
Total Investment Securities	7,181.7	43.1	2.40	8,017.2	46.7	2.33	7,262.7	87.0	2.40	8,108.8	94.6	2.34
Loans Held for Sale	1.4	—	6.30	2.7	—	5.50	1.8	0.1	6.22	2.1	0.1	5.42
Loans and Leases [3]
Commercial and Industrial	1,683.2	22.3	5.34	1,456.1	17.5	4.82	1,667.8	44.4	5.35	1,433.8	33.8	4.75
Paycheck Protection Program	9.5	0.1	2.24	14.5	—	1.30	10.2	0.1	1.79	15.7	0.1	1.86
Commercial Mortgage	3,723.6	51.6	5.57	3,814.9	49.3	5.19	3,720.1	102.1	5.52	3,776.2	94.5	5.04
Construction	321.3	6.3	7.85	246.8	3.5	5.70	314.6	11.8	7.57	263.5	7.4	5.68
Commercial Lease Financing	59.3	0.3	2.28	65.4	0.3	1.67	58.8	0.6	2.08	66.1	0.3	0.76
Residential Mortgage	4,595.2	45.6	3.97	4,704.0	41.2	3.50	4,622.6	90.7	3.92	4,685.2	81.0	3.46
Home Equity	2,231.7	21.8	3.92	2,272.3	19.0	3.35	2,240.9	42.9	3.85	2,255.9	37.2	3.33
Automobile	813.5	9.1	4.52	879.3	7.7	3.53	822.2	18.0	4.41	875.6	15.0	3.45
Other [4]	394.5	6.8	6.95	423.5	6.4	6.04	393.1	13.3	6.80	425.6	12.5	5.94
Total Loans and Leases	13,831.8	163.9	4.76	13,876.8	144.9	4.19	13,850.3	323.9	4.70	13,797.6	281.8	4.11
Other	62.5	1.2	7.18	94.8	2.2	8.94	62.4	2.0	6.70	81.0	2.7	6.70
Total Earning Assets	21,537.5	214.3	3.99	22,496.7	200.2	3.56	21,637.6	425.3	3.94	22,391.5	389.0	3.49
Cash and Due From Banks	233.4			316.6			237.1			317.8
Other Assets	1,374.2			1,301.1			1,338.6			1,281.3
Total Assets	$23,145.1			$24,114.4			$23,213.3			$23,990.6

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,788.5	$8.8	0.94%	$4,037.4	$7.5	0.75%	$3,776.3	$16.5	0.88%	$4,126.2	$12.7	0.62%
Savings	8,259.2	52.0	2.53	7,667.6	26.6	1.39	8,195.3	101.4	2.49	7,837.3	47.2	1.21
Time	2,935.9	30.7	4.20	2,296.1	19.7	3.44	3,008.5	62.7	4.19	2,044.4	31.7	3.12
Total Interest-Bearing Deposits	14,983.6	91.5	2.46	14,001.1	53.8	1.54	14,980.1	180.6	2.42	14,007.9	91.6	1.32
Funds Purchased	3.2	—	5.37	14.6	0.2	5.0	1.6	—	5.37	37.4	0.9	4.72
Short-Term Borrowings	—	—	5.40	195.2	2.5	5.09	—	—	5.40	229.9	5.7	4.94
Securities Sold Under Agreements to Repurchase	121.9	1.2	3.83	725.5	5.4	2.96	136.2	2.6	3.81	725.5	10.8	2.96
Other Debt	560.2	6.0	4.25	1,255.8	13.5	4.31	560.2	11.9	4.25	879.8	18.7	4.31
Total Interest-Bearing Liabilities	15,668.9	98.7	2.53	16,192.2	75.4	1.87	15,678.1	195.1	2.50	15,880.5	127.7	1.62
Net Interest Income		$115.6			$124.8			$230.2			$261.3
Interest Rate Spread			1.46%			1.69%			1.44%			1.87%
Net Interest Margin			2.15%			2.22%			2.13%			2.34%
Noninterest-Bearing Demand Deposits	5,374.8			6,017.5			5,470.9			6,215.7
Other Liabilities	662.9			541.6			637.0			546.3
Shareholders’ Equity	1,438.5			1,363.1			1,427.3			1,348.1
Total Liabilities and Shareholders’ Equity	$23,145.1			$24,114.4			$23,213.3			$23,990.6

1
Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.8 million and $1.5 million for the three and six months June 30, 2024, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023.
3
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
4
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Six Months Ended June 30, 2024
	Compared to June 30, 2023
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$-	$0.1
Funds Sold	1.4	1.0	2.4
Investment Securities
Available-for-Sale
Taxable	(7.7)	3.9	(3.8)
Non-Taxable	(0.1)	(0.1)	(0.2)
Held-to-Maturity
Taxable	(3.6)	—	(3.6)
Total Investment Securities	(11.4)	3.8	(7.6)
Loans and Leases
Commercial and Industrial	5.9	4.7	10.6
Commercial Mortgage	(1.4)	9.0	7.6
Construction	1.6	2.8	4.4
Commercial Lease Financing	—	0.3	0.3
Residential Mortgage	(1.1)	10.8	9.7
Home Equity	(0.2)	5.9	5.7
Automobile	(1.0)	4.0	3.0
Other [2]	(1.0)	1.8	0.8
Total Loans and Leases	2.8	39.3	42.1
Other	(0.6)	(0.1)	(0.7)
Total Change in Interest Income	(7.7)	44.0	36.3

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(1.2)	5.0	3.8
Savings	2.3	51.9	54.2
Time	18.0	13.0	31.0
Total Interest-Bearing Deposits	19.1	69.9	89.0
Funds Purchased	(1.0)	0.1	(0.9)
Short-Term Borrowings	(6.2)	0.5	(5.7)
Securities Sold Under Agreements to Repurchase	(10.7)	2.5	(8.2)
Other Debt	(6.6)	(0.2)	(6.8)
Total Change in Interest Expense	(5.4)	72.8	67.4

Change in Net Interest Income	$(2.3)	$(28.8)	$(31.1)

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

Yields on our earning assets increased by 43 basis points in the second quarter of 2024 compared to the same period in 2023.

Yields on our investment securities portfolio increased by 7 basis points in the second quarter of 2024 and by 6 basis points in the first six months of 2024 compared to the same periods in 2023 primarily due to the income received from interest rate swaps that hedge the fair value of our AFS securities portfolio. Yields on our loan and lease portfolio increased by 57 basis points in the second quarter of 2024 and by 59 basis points in the first six months of 2024 compared to the same periods in 2023 due to an increase in yields on our floating rate loan portfolio, higher rates on loans that originated during the period, and income received from interest rate swaps that hedge the fair value of our residential mortgage portfolio.

Interest rates paid on our interest-bearing liabilities increased by 66 basis points in the second quarter of 2024 and by 88 basis points in the first six months of 2024 compared to the same periods in 2023. The interest rates on interest-bearing deposits increased by 92 basis points in the second quarter of 2024 and by 110 basis points in the first six months of 2024 compared to the same periods in 2023 driven by customer migration to higher rate deposit products as a result of the higher rate environment. The rates paid on securities sold under agreements to repurchase increased by 87 basis points in the second quarter of 2024 and by 85 basis points in the first six months of 2024 compared to the same periods in 2023 due to the termination of $575.0 million in repurchase agreements during the third quarter of 2023 that had lower interest rates compared to the repurchase agreements that remain outstanding and the termination of $50 million in repurchase agreements in May 2024.

The average balance of our earning assets decreased by $959.2 million or 4% in the second quarter of 2024 and by $753.9 million or 3% in the first six months of 2024 compared to the same periods in 2023 primarily due to cashflows from our investment securities portfolio not being reinvested.

The average balances of our interest-bearing deposits for the three months ended June 30, 2024 increased by $982.5 million or 7% compared to the same period in 2023 driven by an increase in savings and time deposits, partially offset by a reduction in interest-bearing demand deposits. The average balances of our interest-bearing demand deposits for the three and six months ended June 30, 2024 decreased by $248.9 million or 6% and by $349.9 million or 8% compared to the same periods in 2023. The average balances of our savings deposits for the three and six months ended June 30, 2024 increased by $591.6 million and $358.0 million, respectively, compared to the same periods in 2023. The average balances of our time deposits for the three and six months ended June 30, 2024 increased by $639.8 million or 28% and by $964.1 million or 47%, respectively, compared to the same period in 2023 driven by customer migration to higher rate deposit products as a result of the higher rate environment.

The average balances of our securities sold under agreements to repurchase for the three and six months ended June 30, 2024 decreased by $603.6 million or 83% and by $589.3 million or 81% compared to the same periods in 2023. The decrease was due to the termination of $575.0 million in repurchase agreements in 2023 and the termination of $50.0 million in repurchase agreements in May 2024. The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances decreased by $695.6 million in the second quarter of 2024 compared to the same period in 2023 primarily due to the termination of $1.2 billion in FHLB advances during the quarter ended September 30, 2023.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Trust and Asset Management	$12,223	$11,215	$1,008	$23,412	$21,905	$1,507
Mortgage Banking	1,028	1,176	(148)	1,979	2,180	(201)
Service Charges on Deposit Accounts	7,730	7,587	143	15,677	15,324	353
Fees, Exchange, and Other Service Charges	13,769	14,150	(381)	27,892	27,958	(66)
Investment Securities Losses, Net	(1,601)	(1,310)	(291)	(3,098)	(3,102)	4
Annuity and Insurance	1,583	1,038	545	2,629	2,309	320
Bank-Owned Life Insurance	3,396	2,876	520	6,752	5,718	1,034
Other Income	3,959	6,523	(2,564)	9,129	11,700	(2,571)
Total Noninterest Income	$42,087	$43,255	$(1,168)	$84,372	$83,992	$380

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $12.3 billion and $10.7 billion as of June 30, 2024 and June 30, 2023, respectively. Trust and asset management income increased by $1.0 million or 9% in the second quarter of 2024 and by $1.5 million or 7% for the first six months of 2024 compared to the same periods in 2023 primarily due to an increase in the asset values of our customers' accounts.

Annuity and insurance income increased by $0.5 million or 53% in the second quarter of 2024 and by $0.3 million or 14% for the first six months of 2024 compared to the same periods in 2023 primarily due to increased customer activity.

Bank-owned life insurance increased by $0.5 million or 18% in the second quarter of 2024 and by $1.0 million or 18% for the first six months of 2024 compared to the same periods in 2023 primarily due to an increase in the yield on the underlying assets, partially offset by a decrease in the amount of death benefits received.

Other noninterest income decreased by $2.6 million or 39% in the second quarter of 2024 and by $2.6 million or 22% for the first six months of 2024 compared to the same periods in 2023. These decreases were primarily due to a gain on sale of a low income housing investment in 2023 and a decrease in customer derivative fees.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Salaries	$38,662	$37,962	$700	$76,693	$76,579	$114
Incentive Compensation	3,109	2,984	125	6,199	6,981	(782)
Share-Based Compensation	3,296	4,096	(800)	7,095	7,255	(160)
Commission Expense	939	775	164	1,511	1,422	89
Retirement and Other Benefits	3,961	3,489	472	8,260	9,377	(1,117)
Payroll Taxes	3,070	3,310	(240)	7,800	9,158	(1,358)
Medical, Dental, and Life Insurance	3,211	3,568	(357)	6,423	7,432	(1,009)
Separation Expense	785	(9)	794	1,267	3,059	(1,792)
Total Salaries and Benefits	57,033	56,175	858	115,248	121,263	(6,015)
Net Occupancy	10,559	9,991	568	21,015	19,863	1,152
Net Equipment	10,355	10,573	(218)	20,458	20,948	(490)
Data Processing	4,745	4,599	146	9,515	9,182	333
Professional Fees	4,929	4,651	278	9,606	8,534	1,072
FDIC Insurance	7,170	3,173	3,997	10,784	6,407	4,377
Other Expense:
Advertising	1,701	1,992	(291)	3,634	4,037	(403)
Delivery and Postage Services	1,749	1,646	103	3,381	3,327	54
Broker's Charges	446	1,009	(563)	811	1,858	(1,047)
Merchant Transaction and Card Processing Fees	1,645	1,579	66	3,310	3,232	78
Mileage Program Travel	1,030	1,094	(64)	2,133	2,187	(54)
Other	7,864	7,554	310	15,190	15,117	73
Total Other Expense	14,435	14,874	(439)	28,459	29,758	(1,299)
Total Noninterest Expense	$109,226	$104,036	$5,190	$215,085	$215,955	$(870)

Total salaries and benefits expense increased by $0.9 million or 2% in the second quarter of 2024 primarily due to an increase in base salaries coupled with separation expenses, partially offset by a decrease in share-based compensation. Total salaries and benefits expense decreased by $6.0 million or 5% for the first six months of 2024 compared to the same period in 2023 mainly due to a decrease in separation expense, payroll taxes, retirement and other benefits, and medical, dental, and life insurance.

Net occupancy expense increased by $0.6 million or 6% in the second quarter of 2024 and by $1.2 million or 6% for the first six months of 2024 compared to the same periods in 2023. These increases were due to an increase in vacancies of spaces that we sublease, and an increase in common area maintenance charges assessed to us by our lessors.

Professional fees increased by $1.1 million or 13% for the first six months of 2024 compared to the same period in 2023 primarily due to an increase in consulting fees and the outsourcing of various support functions.

FDIC insurance expense increased by $4.0 million or 126% in the second quarter of 2024 and by $4.4 million or 68% for the first six months of 2024 compared to the same periods in 2023 primarily due to an increase in an industry-wide non-recurring FDIC special assessment.

Total other expense decreased by $1.3 million or 4% for the six months of 2024 compared to the same period in 2023. This decrease was primarily due to lower advertising expense and lower broker's charges, which was the result of fewer customer swaps during the current period.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for Income Taxes	$11,224	$15,006	$23,197	$30,937
Effective Tax Rates	24.77%	24.57%	24.76%	24.98%

The provision for income taxes was $11.2 million in the second quarter of 2024, a decrease of $3.8 million compared to the same period in 2023. The effective tax rate for the second quarter of 2024 was 24.77%, an increase from 24.57% for the same period in 2023. The higher effective tax rate in the second quarter of 2024 compared to the same period in 2023 was primarily due to an increase in discrete items.

The provision for income taxes was $23.2 million in the first six months of 2024, a decrease of $7.7 million compared to the same period in 2023. The effective tax rate for the first six months of 2024 was 24.76%, a decrease from 24.98% for the same period in 2023. The lower effective tax rate for the first six months of 2024 compared to the same period in 2023 was due to an increase in tax exempt income and an increase in benefits from our LIHTC investments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.1 billion and $7.4 billion as of June 30, 2024 and December 31, 2023, respectively. The decrease is primarily due to cash flows from the portfolio not being reinvested into securities.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of June 30, 2024, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $0.7 million as of June 30, 2024 and December 31, 2023. Gross unrealized losses in our investment securities portfolio were $1.1 billion as of June 30, 2024, and $1.0 billion as of December 31, 2023. The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the unaudited Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Commercial
Commercial and Industrial	$1,691,441	$1,652,699	$38,742
Paycheck Protection Program	7,997	11,369	(3,372)
Commercial Mortgage	3,741,140	3,749,016	(7,876)
Construction	315,571	304,463	11,108
Lease Financing	59,388	59,939	(551)
Total Commercial	5,815,537	5,777,486	38,051
Consumer
Residential Mortgage	4,595,586	4,684,171	(88,585)
Home Equity	2,221,073	2,264,827	(43,754)
Automobile	806,240	837,830	(31,590)
Other [1]	392,830	400,712	(7,882)
Total Consumer	8,015,729	8,187,540	(171,811)
Total Loans and Leases	$13,831,266	$13,965,026	$(133,760)

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2024, decreased by $133.8 million or 1%, from December 31, 2023.

Commercial loans and leases as of June 30, 2024 remained relatively unchanged from December 31, 2023. Commercial and industrial loans increased by $38.7 million or 2% from December 31, 2023, primarily due to higher demand for funding. PPP loans decreased by $3.4 million or 30% from December 31, 2023, primarily due to paydowns. Commercial mortgage loans decreased by $7.9 million, relatively unchanged from December 31, 2023. Construction loans increased by $11.1 million or 4% from December 31, 2023, primarily due to demand from new and existing customers. Lease financing decreased by $0.6 million or 1% from December 31, 2023, primarily due to paydowns.

Consumer loans and leases as of June 30, 2024, decreased by $171.8 million or 2% from December 31, 2023. Residential mortgage loans decreased by $88.6 million or 2% from December 31, 2023, primarily due to an increase in payoffs, monthly amortization on our loan portfolio and a decrease in the fair value adjustment of the closed pool of fixed-rate residential mortgages that are designated as the hedged item for our fair value hedge instruments. Home equity portfolio decreased by $43.8 million or 2% from December 31, 2023, as a result of lower originations. Automobile loans decreased by $31.6 million or 4% from December 31, 2023, as a result of increased competition in a higher rate environment. Other consumer loans decreased by $7.9 million or 2% from December 31, 2023, due to a slowdown in new originations and continued loan paydowns, partially offset by increased lease production.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2024
Commercial
Commercial and Industrial	$1,475,291	$136,405	$67,375	$12,370	$1,691,441
Paycheck Protection Program	6,460	1,055	234	248	7,997
Commercial Mortgage	3,260,352	294,826	185,528	434	3,741,140
Construction	315,571	—	—	—	315,571
Lease Financing	58,746	—	642	—	59,388
Total Commercial	5,116,420	432,286	253,779	13,052	5,815,537
Consumer
Residential Mortgage	4,517,782	5,508	71,918	378	4,595,586
Home Equity	2,174,875	41	46,157	—	2,221,073
Automobile	630,164	—	136,114	39,962	806,240
Other [2]	337,253	—	46,264	9,313	392,830
Total Consumer	7,660,074	5,549	300,453	49,653	8,015,729
Total Loans and Leases	$12,776,494	$437,835	$554,232	$62,705	$13,831,266
December 31, 2023
Commercial
Commercial and Industrial	$1,422,819	$142,264	$71,576	$16,040	$1,652,699
Paycheck Protection Program	9,192	1,522	318	337	11,369
Commercial Mortgage	3,270,239	288,174	190,165	438	3,749,016
Construction	304,463	—	—	—	304,463
Lease Financing	59,152	—	787	—	59,939
Total Commercial	5,065,865	431,960	262,846	16,815	5,777,486
Consumer
Residential Mortgage	4,606,763	3,467	73,504	437	4,684,171
Home Equity	2,216,554	44	48,229	—	2,264,827
Automobile	648,937	—	146,885	42,008	837,830
Other [2]	343,054	—	48,020	9,638	400,712
Total Consumer	7,815,308	3,511	316,638	52,083	8,187,540
Total Loans and Leases	$12,881,173	$435,471	$579,484	$68,898	$13,965,026

1
For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.
2
Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawaii.

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$62,490	$62,272	$218
Low-Income Housing and Other Equity Investments	205,740	208,858	(3,118)
Derivative Financial Instruments	162,020	95,069	66,951
Accounts Receivable	16,132	17,073	(941)
Prepaid Expenses	23,248	18,237	5,011
Deferred Compensation Plan Assets	19,390	13,448	5,942
Deferred Tax Assets	181,942	183,691	(1,749)
Other	37,488	40,810	(3,322)
Total Other Assets	$708,450	$639,458	$68,992

Low-income housing and other equity investments decreased by $3.1 million due to the amortization of existing investments. Derivative financial instruments increased by $67.0 million due to increasing fair values of our interest rate swaps impacted by prevailing interest rates. Prepaid expenses increased by $5.0 million due to the restart of prepaid insurance in the new fiscal year. Deferred compensation plan assets increased by $5.9 million mainly due to $4.5 million in contributions from plan participants during the period. Deferred tax assets and tax receivable decreased by $1.7 million due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities offset by a higher federal income tax receivable.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Consumer	$10,382,432	$10,319,809	$62,623
Commercial	7,995,618	8,601,224	(605,606)
Public and Other	2,030,452	2,134,012	(103,560)
Total Deposits	$20,408,502	$21,055,045	$(646,543)

Total deposits were $20.4 billion as of June 30, 2024, a decrease of $646.6 million or 3% from December 31, 2023. Consumer deposits increased by $62.6 million due to an increase of $121.3 million in time deposits, partially offset by a decrease of $58.7 million in core deposits, which include all deposits excluding time deposits. Commercial deposits decreased by $605.6 million primarily from decreases of $499.5 million in core deposits and $106.1 million in time deposits. Public and other deposits decreased by $103.6 million due to a decrease of $171.8 million in time deposits, partially offset by an increase of $68.2 million in core deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Money Market	$3,302,088	$3,258,631	$43,457
Regular Savings	4,905,814	4,930,841	(25,027)
Total Savings Deposits	$8,207,902	$8,189,472	$18,430

The increase in Money Market was primarily due to an increase in commercial deposits of $73.5 million partially offset by $30.1 million decrease in consumer deposits. The decrease in Regular Savings was primarily due to decreases in public deposits of $147.5 million and $17.2 million in commercial deposits, partially offset by an increase of $139.7 million in consumer deposits.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Remaining maturity:
Three months or less	$413,112	$663,342	$(250,230)
After three through six months	269,622	382,684	(113,062)
After six through twelve months	272,817	236,205	36,612
After twelve months	407,915	483,841	(75,926)
Total	$1,363,466	$1,766,072	$(402,606)

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

Uninsured Deposits Reconciliation		Table 11a
(dollars in thousands)	June 30, 2024 [1]	December 31, 2023
Estimated Uninsured Deposits, as Reported in our Call Report[1]	$10,434,173	$11,012,425
Less:
Deposits Collaterized by Government-Backed Securities	(1,970,301)	(2,038,011)
Intercompany Deposits of Wholly-Owned Subsidiaries	(140,668)	(69,399)
Other	(35,972)	(34,340)
Adjusted Uninsured Deposits	$8,287,232	$8,870,675

1
Balances presented as of June 30, 2024 are preliminary.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Private Institutions	$100,000	$150,000	$(50,000)
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$100,490	$150,490	$(50,000)

Securities sold under agreements to repurchase were $100.5 million and $150.5 million as of June 30, 2024 and December 31, 2023, respectively. In May 2024, a private institution exercised their right to call on one repurchase agreement with a balance of $50.0 million, resulting in its termination. As of June 30, 2024, the weighted-average maturity was 0.36 years for our repurchase agreements with government entities and 4.38 years for our repurchase agreements with private institutions. The weighted-average interest rates as of June 30, 2024 for outstanding agreements with government entities and private institutions were 1.55% and 3.88%, respectively, with all rates being fixed. Each of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as sales and subsequent repurchases of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	10,136	10,190	(54)
Total	$560,136	$560,190	$(54)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the unaudited Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023 [1]	2024	2023 [1]
Consumer Banking	$31,289	$35,255	$64,093	$65,074
Commercial Banking	29,213	30,573	58,855	63,989
Total	60,502	65,828	122,948	129,063
Treasury and Other	(26,419)	(19,767)	(52,474)	(36,160)
Consolidated Total	$34,083	$46,061	$70,474	$92,903
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income decreased by 4.0 million or 11% in the second quarter of 2024 compared to the same period in 2023 primarily due to increases in noninterest expense and the provision for credit losses. This was partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to higher allocated FDIC insurance costs. The increase in the provision for credit losses was primarily due to lower recoveries in the home equity portfolio and higher net charge-offs in the installment loan portfolio. The increase in noninterest income was primarily due to higher trust and asset management fees and higher annuity and insurance income.

Net income decreased by 1.0 million or 2% in the first six months of 2024 compared to the same period in 2023 primarily due to increases in noninterest expense and the provision for credit losses. This was partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to higher allocated FDIC insurance costs. The increase in the provision for credit losses was primarily due to higher net charge-offs in the installment loan portfolio and lower recoveries in the home equity portfolio. The increase in noninterest income was primarily due to higher trust and asset management fees, higher institutional investment advisory fees, and higher annuity and insurance income.

Commercial Banking

Net income decreased by $1.4 million or 4.4% in the second quarter of 2024 compared to the same period in 2023 primarily due to decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expense. The decrease in net interest income was primarily due to a lower realized net spread on savings deposits and a decrease in time deposit balances. The decrease in net interest income was partially offset by increases to savings and interest bearing deposit balances along with increased spreads on noninterest bearing deposits. The decrease in noninterest income was primarily due to a decrease in customer derivative program revenue and other loan fees, partially offset by an increase in account analysis revenue. The decrease in noninterest expense is primarily due to reduced allocated administrative and support unit expenses, lower salaries & benefits, and lower broker charges related to the customer derivative program.

Net income decreased by $5.1 million or 8% in the first six months of 2024 compared to the same period in 2023 primarily due to decreases in interest income and noninterest income, partially offset by a decrease in noninterest expense, and a reduction in the tax provision. The decrease in net interest income was primarily due to lower realized spread on savings and interest bearing deposits, as well as reduced spread on commercial mortgage and commercial and industrial loans. The decrease was partially offset by increased balances and earnings credits on noninterest bearing deposits, inflows to the commercial and industrial and construction portfolios, and improved spreads on the leasing portfolio. The decrease in noninterest income is primarily due to reduced customer derivative program revenue, letter of credit fees, certificate of deposit breakage fees, and gains on sale of leased assets. The decrease was partially offset by an increase in account analysis fees and fees earned on money market sweep balances. The decrease in noninterest expense is primarily due to reduced allocated administrative and support unit expenses, salaries & benefits, and broker charges related to the customer derivative program.

Treasury and Other

Net income decreased by $6.7 million in the second quarter of 2024 compared to the same period in 2023 primarily due to lower net interest income and noninterest income. This was partially offset by a lower provision for income taxes. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in interest income from higher asset yields. The decrease in noninterest income is primarily due a $1.5 million gain from the sale of a property in the second quarter of 2023. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased $16.3 million or 45% in the first six months of 2024 compared to the same period in 2023 primarily due to lower net interest income offset by higher noninterest income and lower noninterest expense. The decrease in net interest income was primarily driven by higher funding costs offset by an increase in interest income from higher asset yields. The higher noninterest income is mainly from BOLI. The lower noninterest expense is primarily driven by lower salaries and benefits from overall lower headcount. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the company.

Corporate Risk Profile

Credit Risk

As of June 30, 2024, our overall credit risk profile remains strong, reflecting Hawai’i’s economy which continues to perform well.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	June 30, 2024	December 31, 2023	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$3,681	$39	$3,642
Commercial Mortgage	2,601	2,884	(283)
Total Commercial	6,282	2,923	3,359
Consumer
Residential Mortgage	2,998	2,935	63
Home Equity	3,227	3,791	(564)
Total Consumer	6,225	6,726	(501)
Total Non-Accrual Loans and Leases	12,507	9,649	2,858
Foreclosed Real Estate	2,672	2,098	574
Total Non-Performing Assets	$15,179	$11,747	$3,432
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,524	$3,814	$710
Home Equity	2,025	1,734	291
Automobile	568	399	169
Other [1]	733	648	85
Total Consumer	7,850	6,595	1,255
Total Accruing Loans and Leases Past Due 90 Days or More	$7,850	$6,595	$1,255
Total Loans and Leases	$13,831,266	$13,965,026	$(133,760)
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.07%	0.02%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.11%	0.08%	0.03%
Ratio of Non-Performing Assets to Total Assets	0.07%	0.05%	0.02%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.11%	0.05%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.11%	0.11%	0.00%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.17%	0.13%	0.04%
Changes in Non-Performing Assets
Balance as of December 31, 2023	$11,747
Additions	6,909
Reductions
Payments	(1,765)
Return to Accrual Status	(1,635)
Charge-offs/Write-downs	(77)
Total Reductions	(3,477)
Balance as of June 30, 2024	$15,179

1
Comprised of other revolving credit, installment, and lease financing.

NPAs consist of non-accrual loans and leases, and foreclosed real estate. Changes in the level of non-accrual loans and leases typically represent additions for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, written down, paid down, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they have returned to accrual status.

Commercial and Industrial non-accrual loans were $3.7 million as of June 30, 2024, an increase of $3.6 million from December 31, 2023. The increase was due to the addition of two loans during the quarter ended June 30, 2024.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $2.7 million as of June 30, 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $7.9 million as of June 30, 2024, a $1.3 million or 19% increase from December 31, 2023. The increase was primarily in residential mortgage and home equity.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$152,148	$150,579	$152,429	$151,247
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(875)	(203)	(1,235)	(464)
Consumer
Residential Mortgage	(48)	(6)	(48)	(6)
Home Equity	(202)	(5)	(237)	(55)
Automobile	(1,095)	(1,293)	(2,143)	(2,956)
Other [1]	(2,610)	(2,004)	(4,922)	(4,339)
Total Loans and Leases Charged-Off	(4,830)	(3,511)	(8,585)	(7,820)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	263	103	379	153
Consumer
Residential Mortgage	63	58	105	119
Home Equity	113	578	297	762
Automobile	481	777	1,007	1,449
Other [1]	517	618	1,123	1,292
Total Recoveries on Loans and Leases Previously Charged-Off	1,437	2,134	2,911	3,775
Net Charged-Off - Loans and Leases	(3,393)	(1,377)	(5,674)	(4,045)
Provision for Credit Losses:
Loans and Leases	3,206	3,167	6,748	4,973
Unfunded Commitments	(806)	(667)	(2,348)	(473)
Total Provision for Credit Losses	2,400	2,500	4,400	4,500
Balance at End of Period	$151,155	$151,702	$151,155	$151,702
Components
Allowance for Credit Losses - Loans and Leases	$147,477	$145,367	$147,477	$145,367
Reserve for Unfunded Commitments	3,678	6,335	3,678	6,335
Total Reserve for Credit Losses	$151,155	$151,702	$151,155	$151,702
Average Loans and Leases Outstanding	$13,831,797	$13,876,754	$13,850,299	$13,797,559
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.10%	0.04%	0.08%	0.06%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.07%	1.04%	1.07%	1.04%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of June 30, 2024, the Allowance was $147.5 million or 1.07% of total loans and leases outstanding, compared with an Allowance of $146.4 million or 1.05% of total loans and leases outstanding as of December 31, 2023. The Allowance as of June 30, 2024, continues to include a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases were $3.4 million or 0.10% of total average loans and leases on an annualized basis, in the second quarter of 2024 compared to net charge-offs of $1.4 million or 0.04% of total average loans and leases on an annualized basis, in the second quarter of 2023. The increase in net charge-offs on loans and leases was primarily due to higher gross-charge offs in both commercial and industrial and other consumer portfolios.

Reserve for Unfunded Commitments

The Unfunded Reserve was $3.7 million as of June 30, 2024, a decrease of $2.4 million or 39% from December 31, 2023, primarily driven by higher commercial and industrial utilization rates and a slight decline in construction commitments. The reserve for unfunded commitments is recorded in other liabilities in the unaudited Consolidated Statements of Condition.

Provision for Credit Losses

For the three and six months ended June 30, 2024, the provision for credit losses was $2.4 million and $4.4 million, respectively, compared to $2.5 million and $4.5 million for the same periods in 2023.

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

We utilize two management guidelines to measure our interest rate risk exposure to fluctuations in interest rates: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve that range from -400 basis points to +400 basis points. NII sensitivity is measured over two successive 12-month periods and thus evaluates interest rate risk over short-term and medium-term time horizons, while EVE sensitivity, which captures the present value of all on and off balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the six months ended June 30, 2024, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation as a result of balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolio has significant repricing volumes and cash flows from maturities and paydowns, providing us with the opportunity to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of June 30, 2024, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 11 to the unaudited Consolidated Financial Statements.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of June 30, 2024 and December 31, 2023, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged. Based on our net interest income simulation as of June 30, 2024, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of June 30, 2024, NII sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2024, was less sensitive in comparison to the sensitivity profile for December 31, 2023. NII sensitivity decreased due primarily to an increase in assumed deposit repricing sensitivity. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus ,net interest income may decrease from the base case in the near term if short-term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long-end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$79,334	15.1%	$109,909	21.6%
+300	59,741	11.3	85,238	16.7
+200	40,090	7.6	59,228	11.6
+100	20,161	3.8	31,961	6.3
-100	(22,599)	(4.3)	(33,605)	(6.6)
-200	(46,450)	(8.8)	(64,601)	(12.7)
-300	(71,592)	(13.6)	(95,971)	(18.8)
-400	(95,340)	(18.1)	(129,431)	(25.4)

Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the statement of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	June 30, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$(933,805)	(28.9)%	$(852,829)	(30.1)%
+300	(686,934)	(21.2)	(624,395)	(22.1)
+200	(442,730)	(13.7)	(396,259)	(14.0)
+100	(207,814)	(6.4)	(180,902)	(6.4)
-100	175,606	5.4	136,083	4.8
-200	321,723	9.9	188,466	6.7
-300	314,670	9.7	42,697	1.5
-400	(123,673)	(3.8)	(235,282)	(8.3)

EVE sensitivity was largely unchanged, as our addition of pay-fixed swaps continue to offset the sensitivity of fixed-rate assets in up rate shock environments.

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

We maintain access to ample sources of readily available contingent liquidity. As of June 30, 2024 we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.1 billion. We are also a member of the FHLB Des Moines. As of June 30, 2024, we had remaining borrowing capacity of $1.9 billion.

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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of June 30, 2024, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position. As of June 30, 2024 cash and cash equivalents were $0.9 billion, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $20.4 billion. As of June 30, 2024, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.58 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of June 30, 2024, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since June 30, 2024, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of June 30, 2024 and December 31, 2023.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	June 30, 2024	December 31, 2023
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,276,748	$1,238,756
Add: CECL Transitional Amount	2,375	4,749
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(22,923)	(23,261)
Net Unrealized Losses on Investment Securities [2]	(351,438)	(373,427)
Other	(199)	(198)
Common Equity Tier 1 Capital	1,624,937	1,611,645
Preferred Stock, Net of Issuance Cost	336,101	175,487
Tier 1 Capital	1,961,038	1,787,132
Allowable Reserve for Credit Losses	149,140	148,400
Total Regulatory Capital	$2,110,178	$1,935,532
Risk-Weighted Assets	$14,021,387	$14,226,780
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.59%	11.33%
Tier 1 Capital Ratio	13.99	12.56
Total Capital Ratio	15.05	13.60
Tier 1 Leverage Ratio	8.37	7.51

1 Regulatory capital ratios as of June 30, 2024 are preliminary.

2 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

As of June 30, 2024, shareholders’ equity was $1.6 billion, an increase of $198.6 million or 14% from December 31, 2023. For the first six months of 2024, net income of $70.5 million, net preferred stock issuance of $160.6 million, other comprehensive income of $22.3 million, share-based compensation of $7.5 million, and common stock issuances of $2.7 million were offset by cash dividends declared of $56.1 million on common shares, common stock repurchased of $5.0 million, and cash dividends declared of $3.9 million on preferred shares. No shares of common stock were repurchased under the share repurchase program in the second quarter of 2024. From the beginning of our share repurchase program in July 2001 through June 30, 2024, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

Remaining buyback authority under our share repurchase program was $126.0 million as of June 30, 2024. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2024, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend will be payable on August 1, 2024, to shareholders of record of the preferred stock at the close of business on July 18, 2024.

In July 2024, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $8.89 per share, equivalent to $0.2223 per depositary share. The dividend will be payable on August 1, 2024, to shareholders of record of the preferred stock at the close of business on July 18, 2024.

In July 2024, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on September 16, 2024, to shareholders of record of the common stock at the close of business on August 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2024	27,839	$60.85	—	$126,038,927
May 1 - 31, 2024	3,479	58.33	—	126,038,927
June 1 - 30, 2024	1,187	57.21	—	126,038,927
Total	32,505	$60.45	—

1
During the second quarter of 2024, 32,505 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

3.5

Certificate of Designations of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on June 21, 2024).

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

Date:	July 22, 2024		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer