Form 10-Q
period 2024-09-30
BANK OF HAWAII CORP
filed 2024-10-29
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Preferred Stock, Series B	BOH.PRB	New York Stock Exchange

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

As of October 22, 2024, there were 39,748,153 shares of common stock outstanding.

Bank of Hawai‘i Corporation

Form 10-Q

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Interest-Bearing Deposits in Other Banks	$8,287	$2,761
Funds Sold	992,854	690,112
Investment Securities
Available-for-Sale	2,550,324	2,408,933
Held-to-Maturity (Fair Value of $4,072,596 and $4,253,637)	4,710,245	4,997,335
Loans Held for Sale	5,048	3,124
Loans and Leases	13,918,583	13,965,026
Allowance for Credit Losses	(147,331)	(146,403)
Net Loans and Leases	13,771,252	13,818,623
Total Earning Assets	22,038,010	21,920,888
Cash and Due From Banks	271,622	308,071
Premises and Equipment, Net	191,899	194,855
Operating Lease Right-of-Use Assets	81,736	86,110
Accrued Interest Receivable	66,534	66,525
Foreclosed Real Estate	2,667	2,098
Mortgage Servicing Rights	19,571	20,880
Goodwill	31,517	31,517
Bank-Owned Life Insurance	475,263	462,894
Other Assets	620,355	639,458
Total Assets	$23,799,174	$23,733,296
Liabilities
Deposits
Noninterest-Bearing Demand	$5,412,048	$6,058,554
Interest-Bearing Demand	3,734,601	3,749,717
Savings	8,663,147	8,189,472
Time	3,168,526	3,057,302
Total Deposits	20,978,322	21,055,045
Securities Sold Under Agreements to Repurchase	100,490	150,490
Other Debt	558,297	560,190
Operating Lease Liabilities	90,356	94,693
Retirement Benefits Payable	22,870	23,673
Accrued Interest Payable	40,434	41,023
Taxes Payable	1,722	7,636
Other Liabilities	341,209	386,304
Total Liabilities	22,133,700	22,319,054
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2024 - 58,765,907 / 39,748,304); and December 31, 2023 - 58,755,465 / 39,753,138)	585	583
Capital Surplus	643,620	636,422
Accumulated Other Comprehensive Loss	(335,360)	(396,688)
Retained Earnings	2,127,585	2,107,569
Treasury Stock, at Cost (Shares: September 30, 2024 - 19,017,603 and December 31, 2023 - 19,002,327)	(1,115,956)	(1,113,644)
Total Shareholders’ Equity	1,665,474	1,414,242
Total Liabilities and Shareholders’ Equity	$23,799,174	$23,733,296

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest Income
Interest and Fees on Loans and Leases	$166,286	$151,245	$488,830	$432,287
Income on Investment Securities
Available-for-Sale	23,257	23,552	66,482	70,746
Held-to-Maturity	21,107	22,838	64,838	70,161
Deposits	29	18	84	63
Funds Sold	8,951	12,828	21,192	22,589
Other	1,018	1,464	3,108	4,182
Total Interest Income	220,648	211,945	644,534	600,028
Interest Expense
Deposits	96,067	72,153	276,665	163,726
Securities Sold Under Agreements to Repurchase	993	4,034	3,616	14,847
Funds Purchased	—	—	44	888
Short-Term Borrowings	—	—	—	5,713
Other Debt	5,970	14,821	17,807	33,614
Total Interest Expense	103,030	91,008	298,132	218,788
Net Interest Income	117,618	120,937	346,402	381,240
Provision for Credit Losses	3,000	2,000	7,400	6,500
Net Interest Income After Provision for Credit Losses	114,618	118,937	339,002	374,740
Noninterest Income
Fees, Exchange, and Other Service Charges	14,945	13,824	42,837	41,782
Trust and Asset Management	11,916	10,548	35,328	32,453
Service Charges on Deposit Accounts	8,075	7,843	23,752	23,167
Bank-Owned Life Insurance	3,533	2,749	10,285	8,467
Annuity and Insurance	1,460	1,156	4,089	3,465
Mortgage Banking	1,188	1,059	3,167	3,239
Investment Securities Losses, Net	(1,103)	(6,734)	(4,201)	(9,836)
Other	5,096	19,889	14,225	31,589
Total Noninterest Income	45,110	50,334	129,482	134,326
Noninterest Expense
Salaries and Benefits	58,626	58,825	173,874	180,088
Net Occupancy	10,806	10,327	31,821	30,190
Net Equipment	10,120	9,477	30,578	30,425
Professional Fees	4,725	3,846	14,331	12,380
Data Processing	4,712	4,706	14,227	13,888
FDIC Insurance	3,355	3,361	14,139	9,768
Other	14,748	15,059	43,207	44,817
Total Noninterest Expense	107,092	105,601	322,177	321,556
Income Before Provision for Income Taxes	52,636	63,670	146,307	187,510
Provision for Income Taxes	12,278	15,767	35,475	46,704
Net Income	$40,358	$47,903	$110,832	$140,806
Preferred Stock Dividends	3,436	1,969	7,375	5,908
Net Income Available to Common Shareholders	$36,922	$45,934	$103,457	$134,898
Basic Earnings Per Common Share	$0.94	$1.17	$2.62	$3.44
Diluted Earnings Per Common Share	$0.93	$1.17	$2.61	$3.42
Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10
Basic Weighted Average Common Shares	39,488,187	39,274,626	39,429,815	39,264,450
Diluted Weighted Average Common Shares	39,736,492	39,420,531	39,654,705	39,392,433

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$40,358	$47,903	$110,832	$140,806
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	38,833	(18,264)	60,823	(7,205)
Defined Benefit Plans	168	84	505	252
Total Other Comprehensive Income (Loss)	39,001	(18,180)	61,328	(6,953)
Comprehensive Income	$79,359	$29,723	$172,160	$133,853

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands except share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended September 30, 2024
Balance as of June 30, 2024	180,000	$180,000	165,000	$165,000	39,729,941	$585	$639,841	$(374,361)	$2,119,140	$(1,117,356)	$1,612,849
Net Income	—	—	—	—	—	—	—	—	40,358	—	40,358
Other Comprehensive Income	—	—	—	—	—	—	—	39,001	—	—	39,001
Share-Based Compensation	—	—	—	—	—	—	3,546	—	—	—	3,546
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	20,781	—	233	—	(384)	1,546	1,395
Common Stock Repurchased	—	—	—	—	(2,418)	—	—	—	—	(146)	(146)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,092)	—	(28,092)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(3,437)	—	(3,437)
Balance as of September 30, 2024	180,000	$180,000	165,000	$165,000	39,748,304	$585	$643,620	$(335,360)	$2,127,585	$(1,115,956)	$1,665,474

Three Months Ended September 30, 2023
Balance as of June 30, 2023	180,000	$180,000	—	$—	39,725,348	$583	$628,202	$(423,431)	$2,091,289	$(1,118,364)	$1,358,279
Net Income	—	—	—	—	—	—	—	—	47,903	—	47,903
Other Comprehensive Loss	—	—	—	—	—	—	—	(18,180)	—	—	(18,180)
Share-Based Compensation	—	—	—	—	—	—	4,307	—	—	—	4,307
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	26,275	—	(84)	—	(571)	2,230	1,575
Common Stock Repurchased	—	—	—	—	(2,923)	—	—	—	—	(125)	(125)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(27,950)	—	(27,950)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of September 30, 2023	180,000	$180,000	—	$—	39,748,700	$583	$632,425	$(441,611)	$2,108,702	$(1,116,259)	$1,363,840

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	—	—	110,832	—	110,832
Other Comprehensive Income	—	—	—	—	—	—	—	61,328	—	—	61,328
Share-Based Compensation	—	—	—	—	—	—	11,051	—	—	—	11,051
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	78,753	2	533	—	768	2,829	4,132
Common Stock Repurchased	—	—	—	—	(83,587)	—	—	—	—	(5,141)	(5,141)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(84,209)	—	(84,209)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(7,375)	—	(7,375)
Balance as of September 30, 2024	180,000	$180,000	165,000	$165,000	39,748,304	$585	$643,620	$(335,360)	$2,127,585	$(1,115,956)	$1,665,474

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	180,000	$180,000	—	$—	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	—	—	140,806	—	140,806
Other Comprehensive Loss	—	—	—	—	—	—	—	(6,953)	—	—	(6,953)
Share-Based Compensation	—	—	—	—	—	—	11,979	—	—	—	11,979
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	121,040	1	(132)	—	1,716	3,216	4,801
Common Stock Repurchased	—	—	—	—	(208,090)	—	—	—	—	(14,056)	(14,056)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(83,824)	—	(83,824)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,908)	—	(5,908)
Balance as of September 30, 2023	180,000	$180,000	—	$—	39,748,700	$583	$632,425	$(441,611)	$2,108,702	$(1,116,259)	$1,363,840

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Operating Activities
Net Income	$110,832	$140,806
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	7,400	6,500
Depreciation and Amortization	15,441	16,219
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(160)	580
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	9,257	10,019
Amortization of Operating Lease Right-of-Use Assets	8,699	8,816
Share-Based Compensation	11,051	11,979
Benefit Plan Contributions	(1,593)	(1,474)
Deferred Income Taxes	(7,284)	(2,041)
Net Gains on Sales of Loans and Leases	(1,793)	(1,688)
Net Losses on Sales of Investment Securities	4,201	9,836
Proceeds from Sales of Loans Held for Sale	42,356	39,999
Originations of Loans Held for Sale	(43,927)	(40,734)
Net Change in Other Assets and Other Liabilities	(69,544)	(74,247)
Net Cash Provided by Operating Activities	84,936	124,570

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	154,780	407,947
Purchases	(237,059)	(396)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	299,561	339,563
Net Change in Loans and Leases	40,884	(277,860)
Purchases of Premises and Equipment	(12,486)	(5,536)
Net Cash Provided by Investing Activities	245,680	463,718

Financing Activities
Net Change in Deposits	(76,723)	186,613
Net Change in Short-Term Borrowings	(50,000)	(575,000)
Proceeds from Long-Term Debt	—	1,350,000
Repayments of Long-Term Debt	(81)	(1,200,077)
Net Proceeds from Issuance of Preferred Stock	160,614	—
Proceeds from Issuance of Common Stock	4,118	4,423
Repurchase of Common Stock	(5,141)	(14,056)
Cash Dividends Paid on Common Stock	(84,209)	(83,824)
Cash Dividends Paid on Preferred Stock	(7,375)	(5,908)
Net Cash Used in Financing Activities	(58,797)	(337,829)

Net Change in Cash and Cash Equivalents	271,819	250,459
Cash and Cash Equivalents at Beginning of Period	1,000,944	401,767
Cash and Cash Equivalents at End of Period	$1,272,763	$652,226
Supplemental Information
Cash Paid for Interest	$298,722	$195,051
Cash Paid for Income Taxes	23,832	39,471
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	708	567
Transfer from Loans Held for Sale to Loans	—	569

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawai‘i Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawai‘i. Bank of Hawai‘i Corporation is a trade name of Bank of Hawaii Corporation, and along with its subsidiaries (collectively, the “Company”), provides a broad range of financial products and services to businesses, consumers and governments in Hawai‘i and the West Pacific. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing. The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”), doing business as Bank of Hawai‘i.

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

Note 2. Cash and Cash Equivalents

The following table provides a detail of cash and cash equivalents reported within the unaudited consolidated statements of condition:

(dollars in thousands)	September 30, 2024
Interest-Bearing Deposits in Other Banks	$8,287
Funds Sold	992,854
Cash and Due From Banks	271,622
Total Cash and Cash Equivalents	$1,272,763

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$235,927	$324	$(7,222)	$229,029
Debt Securities Issued by States and Political Subdivisions	73,142	—	(7,297)	65,845
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,506	—	(42)	1,464
Debt Securities Issued by Corporations	703,910	104	(30,623)	673,391
Mortgage-Backed Securities:
Residential - Government Agencies	716,933	309	(68,653)	648,589
Residential - U.S. Government-Sponsored Enterprises	773,520	99	(85,799)	687,820
Commercial - Government Agencies or Sponsored Agencies	264,129	107	(20,050)	244,186
Total Mortgage-Backed Securities	1,754,582	515	(174,502)	1,580,595
Total	$2,769,067	$943	$(219,686)	$2,550,324
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,836	$—	$(11,986)	$119,850
Debt Securities Issued by Corporations	10,556	—	(1,759)	8,797
Mortgage-Backed Securities:
Residential - Government Agencies	1,553,811	73	(227,281)	1,326,603
Residential - U.S. Government-Sponsored Enterprises	2,585,212	273	(316,257)	2,269,228
Commercial - Government Agencies or Sponsored Agencies	428,830	—	(80,712)	348,118
Total Mortgage-Backed Securities	4,567,853	346	(624,250)	3,943,949
Total	$4,710,245	$346	$(637,995)	$4,072,596
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$223,308	$361	$(11,096)	$212,573
Debt Securities Issued by States and Political Subdivisions	73,417	—	(9,611)	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,556	—	(80)	1,476
Debt Securities Issued by Corporations	706,002	142	(48,443)	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	713,918	194	(84,785)	629,327
Residential - U.S. Government-Sponsored Enterprises	818,296	7	(109,176)	709,127
Commercial - Government Agencies or Sponsored Agencies	157,515	—	(22,592)	134,923
Total Mortgage-Backed Securities	1,689,729	201	(216,553)	1,473,377
Total	$2,694,012	$704	$(285,783)	$2,408,933
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,742	$—	$(15,211)	$116,531
Debt Securities Issued by Corporations	11,483	—	(1,998)	9,485
Mortgage-Backed Securities:
Residential - Government Agencies	1,674,076	20	(265,493)	1,408,603
Residential - U.S. Government-Sponsored Enterprises	2,744,094	9	(369,965)	2,374,138
Commercial - Government Agencies or Sponsored Agencies	435,940	—	(91,060)	344,880
Total Mortgage-Backed Securities	4,854,110	29	(726,518)	4,127,621
Total	$4,997,335	$29	$(743,727)	$4,253,637

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $8.9 million and $9.0 million as of September 30, 2024 and December 31, 2023, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.9 million and $8.7 million as of September 30, 2024 and December 31, 2023, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s unaudited consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2024. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$23,898	$23,656
Due After One Year Through Five Years	442,494	421,354
Due After Five Years Through Ten Years	470,158	446,599
	936,550	891,609
Debt Securities Issued by Government Agencies	77,935	78,120
Mortgage-Backed Securities:
Residential - Government Agencies	716,933	648,589
Residential - U.S. Government-Sponsored Enterprises	773,520	687,820
Commercial - Government Agencies or Sponsored Agencies	264,129	244,186
Total Mortgage-Backed Securities	1,754,582	1,580,595
Total	$2,769,067	$2,550,324
Held-to-Maturity:
Due in One Year or Less	$2,499	$2,422
Due After One Year Through Five Years	79,801	73,930
Due After Five Year Through Ten Years	60,092	52,295
	142,392	128,647
Mortgage-Backed Securities:
Residential - Government Agencies	1,553,811	1,326,603
Residential - U.S. Government-Sponsored Enterprises	2,585,212	2,269,228
Commercial - Government Agencies or Sponsored Agencies	428,830	348,118
Total Mortgage-Backed Securities	4,567,853	3,943,949
Total	$4,710,245	$4,072,596

Investment securities with carrying values of $7.0 billion and $7.1 billion as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross Gains on Sales of Investment Securities	$—	$145	$—	$145
Gross Losses on Sales of Investment Securities	(1,103)	(6,879)	(4,201)	(9,981)
Net Gains (Losses) on Sales of Investment Securities	$(1,103)	$(6,734)	$(4,201)	$(9,836)

The losses on sales of investment securities during the three and nine months ended September 30, 2024 and 2023 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. The losses on sales of investment securities during the three months ended September 30, 2023 included a $4.6 million realized loss from sales of various corporate and municipal bonds, a strategic decision made by the Company to reduce the size of its AFS portfolio.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$32,603	$(66)	$157,416	$(7,156)	$190,019	$(7,222)
Debt Securities Issued by States and Political Subdivisions	—	—	65,810	(7,297)	65,810	(7,297)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,464	(42)	1,464	(42)
Debt Securities Issued by Corporations	—	—	598,286	(30,623)	598,286	(30,623)
Mortgage-Backed Securities:
Residential - Government Agencies	2,211	(1)	565,187	(68,652)	567,398	(68,653)
Residential - U.S. Government-Sponsored Enterprises	—	—	662,402	(85,799)	662,402	(85,799)
Commercial - Government Agencies or Sponsored Agencies	48,998	—	132,647	(20,050)	181,645	(20,050)
Total Mortgage-Backed Securities	51,209	(1)	1,360,236	(174,501)	1,411,445	(174,502)
Total	$83,812	$(67)	$2,183,212	$(219,619)	$2,267,024	$(219,686)

December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,171	$(16)	$155,341	$(11,080)	$162,512	$(11,096)
Debt Securities Issued by States and Political Subdivisions	237	(2)	63,509	(9,609)	63,746	(9,611)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	1,476	(80)	1,476	(80)
Debt Securities Issued by Corporations	220,987	(4,013)	411,573	(44,430)	632,560	(48,443)
Mortgage-Backed Securities:
Residential - Government Agencies	9,628	(13)	613,926	(84,772)	623,554	(84,785)
Residential - U.S. Government-Sponsored Enterprises	—	—	708,797	(109,176)	708,797	(109,176)
Commercial - Government Agencies or Sponsored Agencies	—	—	134,923	(22,592)	134,923	(22,592)
Total Mortgage-Backed Securities	9,628	(13)	1,457,646	(216,540)	1,467,274	(216,553)
Total	$238,023	$(4,044)	$2,089,545	$(281,739)	$2,327,568	$(285,783)

The Company does not believe the AFS debt securities that were in an unrealized loss position as of September 30, 2024, which were comprised of 359 individual securities, represent a credit loss impairment. As of September 30, 2024 and December 31, 2023, total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Debt securities issued by corporations are of high credit quality and the issuers continue to make timely principal and interest payments. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, an allowance for credit losses for these securities was not deemed necessary as of September 30, 2024 and December 31, 2023.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Taxable	$44,068	$46,367	$130,724	$140,718
Non-Taxable	296	23	596	189
Total Interest Income from Investment Securities	$44,364	$46,390	$131,320	$140,907

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Home Loan Bank of Des Moines Stock	$34,750	$34,750
Federal Reserve Bank Stock	30,238	27,522
Total	$64,988	$62,272

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

Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial
Commercial Mortgage	$3,868,566	$3,749,016
Commercial and Industrial	1,675,347	1,652,699
Construction	319,150	304,463
Lease Financing	60,665	59,939
Paycheck Protection Program	6,346	11,369
Total Commercial	5,930,074	5,777,486
Consumer
Residential Mortgage	4,622,677	4,684,171
Home Equity	2,195,844	2,264,827
Automobile	786,910	837,830
Other [1]	383,078	400,712
Total Consumer	7,988,509	8,187,540
Total Loans and Leases	$13,918,583	$13,965,026

1.
Comprised of other revolving credit, installment, and lease financing.

Most of the Company’s lending activity is with customers located within the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawaii.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2024 and December 31, 2023, AIR for loans totaled $47.4 million and $48.4 million, respectively. AIR is included in the Accrued Interest Receivable line item on the Company’s unaudited consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$80,085	$67,392	$147,477
Loans and Leases Charged-Off	(1,021)	(4,315)	(5,336)
Recoveries on Loans and Leases Previously Charged-Off	66	1,440	1,506
Net Loans and Leases Charged-Off	(955)	(2,875)	(3,830)
Provision for Credit Losses	2,825	859	3,684
Balance at End of Period	$81,955	$65,376	$147,331
Nine Months Ended September 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(2,256)	(11,665)	(13,921)
Recoveries on Loans and Leases Previously Charged-Off	445	3,972	4,417
Net Loans and Leases Charged-Off	(1,811)	(7,693)	(9,504)
Provision for Credit Losses	9,692	740	10,432
Balance at End of Period	$81,955	$65,376	$147,331
Three Months Ended September 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,941	$81,426	$145,367
Loans and Leases Charged-Off	(294)	(3,323)	(3,617)
Recoveries on Loans and Leases Previously Charged-Off	72	1,496	1,568
Net Loans and Leases Charged-Off	(222)	(1,827)	(2,049)
Provision for Credit Losses	4,283	(2,338)	1,945
Balance at End of Period	$68,002	$77,261	$145,263
Nine Months Ended September 30, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(758)	(10,679)	(11,437)
Recoveries on Loans and Leases Previously Charged-Off	225	5,118	5,343
Net Loans and Leases Charged-Off	(533)	(5,561)	(6,094)
Provision for Credit Losses	4,635	2,283	6,918
Balance at End of Period	$68,002	$77,261	$145,263

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

Special Mention:

Loans and leases in the classes within the commercial portfolio segment that have potential weaknesses that warrant management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. The Special Mention credit quality indicator is not used for the consumer portfolio segment.

Classified:

Loans and leases in the classes within the commercial portfolio segment that have a well-defined weakness or weaknesses and are inadequately protected by the sound worth and paying capacity of the borrower or applicable collateral, if any. Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest (excluding residential mortgage and home equity loans which meet the criteria for being considered Pass).

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024 [2]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2024
Commercial
Commercial and Industrial
Pass	$285,962	$292,777	$245,738	$154,663	$136,087	$90,848	$366,971	$304	$1,573,350
Special Mention	485	380	—	—	—	—	43,129	—	43,994
Classified	306	16,111	4,069	4,970	6,607	8,429	17,504	7	58,003
Total Commercial and Industrial	$286,753	$309,268	$249,807	$159,633	$142,694	$99,277	$427,604	$311	$1,675,347
Paycheck Protection Program
Pass	$—	$—	$—	$579	$5,767	$—	$—	$—	$6,346
Total Paycheck Protection Program	$—	$—	$—	$579	$5,767	$—	$—	$—	$6,346
Commercial Mortgage
Pass	$196,564	$655,229	$1,081,869	$646,371	$409,854	$610,725	$44,409	$—	$3,645,021
Special Mention	32,508	47,868	1,932	3,377	2,948	15,818	—	—	104,451
Classified	35,859	17,020	24,744	3,167	19,784	18,520	—	—	119,094
Total Commercial Mortgage	$264,931	$720,117	$1,108,545	$652,915	$432,586	$645,063	$44,409	$—	$3,868,566
Construction
Pass	$78,889	$127,136	$100,125	$1,390	$1,291	$—	$7,775	$—	$316,606
Classified	—	—	2,544	—	—	—	—	—	2,544
Total Construction	$78,889	$127,136	$102,669	$1,390	$1,291	$—	$7,775	$—	$319,150
Lease Financing
Pass	$14,788	$8,567	$10,265	$10,585	$6,078	$9,255	$—	$—	$59,538
Classified	—	519	40	90	69	409	—	—	1,127
Total Lease Financing	$14,788	$9,086	$10,305	$10,675	$6,147	$9,664	$—	$—	$60,665
Total Commercial	$645,361	$1,165,607	$1,471,326	$825,192	$588,485	$754,004	$479,788	$311	$5,930,074
Consumer
Residential Mortgage
Pass	$165,448	$278,126	$765,135	$1,201,147	$937,449	$1,271,855	$—	$—	$4,619,160
Classified	—	—	858	426	735	1,498	—	—	3,517
Total Residential Mortgage	$165,448	$278,126	$765,993	$1,201,573	$938,184	$1,273,353	$—	$—	$4,622,677
Home Equity
Pass	$—	$—	$—	$—	$—	$41	$2,139,055	$53,491	$2,192,587
Classified	—	—	—	—	—	—	2,769	488	3,257
Total Home Equity	$—	$—	$—	$—	$—	$41	$2,141,824	$53,979	$2,195,844
Automobile
Pass	$166,406	$204,222	$232,226	$107,309	$41,428	$34,739	$—	$—	$786,330
Classified	50	174	169	104	4	79	—	—	580
Total Automobile	$166,456	$204,396	$232,395	$107,413	$41,432	$34,818	$—	$—	$786,910
Other [1]
Pass	$91,624	$82,046	$106,876	$60,569	$6,706	$33,564	$1,139	$—	$382,524
Classified	44	111	206	115	26	52	—	—	554
Total Other	$91,668	$82,157	$107,082	$60,684	$6,732	$33,616	$1,139	$—	$383,078
Total Consumer	$423,572	$564,679	$1,105,470	$1,369,670	$986,348	$1,341,828	$2,142,963	$53,979	$7,988,509
Total Loans and Leases	$1,068,933	$1,730,286	$2,576,796	$2,194,862	$1,574,833	$2,095,832	$2,622,751	$54,290	$13,918,583

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Loans reported as Special Mention and Classified in the 2024 column represent renewal of loans that originated in an earlier period.

During the nine months ended September 30, 2024, $9.4 million of revolving loans were converted to term loans.

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
Other [1]
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

During the year ended December 31, 2023, $13.2 million of revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of September 30, 2024
Commercial
Commercial Mortgage	$459	$—	$—	$2,680	$3,139	$3,865,427	$3,868,566	$2,450
Commercial and Industrial	942	458	—	6,218	7,618	1,667,729	1,675,347	8
Construction	—	—	—	—	—	319,150	319,150	—
Lease Financing	—	—	—	—	—	60,665	60,665	—
Paycheck Protection Program	—	—	—	—	—	6,346	6,346	—
Total Commercial	1,401	458	—	8,898	10,757	5,919,317	5,930,074	2,458
Consumer
Residential Mortgage	6,160	1,524	4,421	4,269	16,374	4,606,303	4,622,677	—
Home Equity	4,931	2,698	1,980	3,947	13,556	2,182,288	2,195,844	899
Automobile	13,555	1,449	580	—	15,584	771,326	786,910	—
Other [1]	2,480	927	554	—	3,961	379,117	383,078	—
Total Consumer	27,126	6,598	7,535	8,216	49,475	7,939,034	7,988,509	899
Total	$28,527	$7,056	$7,535	$17,114	$60,232	$13,858,351	$13,918,583	$3,357

As of December 31, 2023
Commercial
Commercial Mortgage	$—	$—	$—	$2,884	$2,884	$3,746,132	$3,749,016	$2,884
Commercial and Industrial	6,748	514	—	39	7,301	1,645,398	1,652,699	36
Construction	—	—	—	—	—	304,463	304,463	—
Lease Financing	—	—	—	—	—	59,939	59,939	—
Paycheck Protection Program	—	—	—	—	—	11,369	11,369	—
Total Commercial	6,748	514	—	2,923	10,185	5,767,301	5,777,486	2,920
Consumer
Residential Mortgage	4,547	317	3,814	2,935	11,613	4,672,558	4,684,171	867
Home Equity	4,210	1,967	1,734	3,791	11,702	2,253,125	2,264,827	1,101
Automobile	13,242	1,478	399	—	15,119	822,711	837,830	—
Other [1]	1,968	1,019	648	—	3,635	397,077	400,712	—
Total Consumer	23,967	4,781	6,595	6,726	42,069	8,145,471	8,187,540	1,968
Total	$30,715	$5,295	$6,595	$9,649	$52,254	$13,912,772	$13,965,026	$4,888

1.
Comprised of other revolving credit, installment, and lease financing.
2.
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$5,264	$954	$6,218	$39	$—	$39
Commercial Mortgage	230	2,450	2,680	—	2,884	2,884
Total Commercial	5,494	3,404	8,898	39	2,884	2,923
Consumer
Residential Mortgage	4,269	—	4,269	2,935	—	2,935
Home Equity	3,947	—	3,947	3,791	—	3,791
Total Consumer	8,216	—	8,216	6,726	—	6,726
Total	$13,710	$3,404	$17,114	$6,765	$2,884	$9,649

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and nine months ended September 30, 2024 and 2023.

			Payment			% of Total
		Interest	Delay			Class of
	Term	Rate	and Term	Payment		Loans and
(dollars in thousands)	Extension	Reduction	Extension[1]	Delay	Total	Leases
Three Months Ended September 30, 2024
Commercial
Commercial and Industrial	$11	$—	$—	$—	$11	0.00%
Total Commercial	11	—	—	—	11	0.00%
Consumer
Automobile	3,862	—	—	—	3,862	0.49%
Other [2]	635	—	—	—	635	0.17%
Total Consumer	4,497	—	—	—	4,497	0.06%
Total Loans and Leases	$4,508	$—	$—	$—	$4,508	0.03%

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	$35	$—	$4,432	$—	$4,467	0.27%
Total Commercial	35	—	4,432	—	4,467	0.08%
Consumer
Residential Mortgage	—	—	—	14,718	14,718	0.32%
Home Equity	—	—	—	1,116	1,116	0.05%
Automobile	12,184	—	917	—	13,101	1.66%
Other [2]	1,498	—	95	—	1,593	0.42%
Total Consumer	13,682	—	1,012	15,834	30,528	0.38%
Total Loans and Leases	$13,717	$—	$5,444	$15,834	$34,995	0.25%

Three Months Ended September 30, 2023
Commercial
Commercial and Industrial	$19	$—	$—	$—	$19	0.00%
Total Commercial	19	—	—	—	19	0.00%
Consumer
Residential Mortgage	—	—	—	715	715	0.02%
Automobile	3,231	—	—	—	3,231	0.38%
Other [2]	373	—	—	—	373	0.09%
Total Consumer	3,604	—	—	715	4,319	0.05%
Total Loans and Leases	$3,623	$—	$—	$715	$4,338	0.03%

Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	$109	$—	$6,102	$—	$6,211	0.40%
Commercial Mortgage	—	946	—	—	946	0.02%
Total Commercial	109	946	6,102	—	7,157	0.13%
Consumer
Residential Mortgage	132	—	—	715	847	0.02%
Home Equity	136	—	—	—	136	0.01%
Automobile	7,428	—	—	—	7,428	0.87%
Other [2]	732	—	—	—	732	0.18%
Total Consumer	8,428	—	—	715	9,143	0.11%
Total Loans and Leases	$8,537	$946	$6,102	$715	$16,300	0.12%

1.
Includes forbearance plans.
2.
Comprised of other revolving credit, installment and lease financing.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Weighted-Average	Weighted-Average	Weighted-Average
	Months of	Payment	Interest Rate
(dollars in thousands)	Term Extension	Deferral[1]	Reduction
Three Months Ended September 30, 2024
Commercial
Commercial and Industrial	22	$—	—%
Consumer
Automobile	22	—	—
Other [2]	22	—	—

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	12	$593	—%
Consumer
Residential Mortgage	—	13	—
Home Equity	—	7	—
Automobile	22	2	—
Other [2]	21	1	—

Three Months Ended September 30, 2023
Commercial
Commercial and Industrial	31	$—	—%
Commercial Mortgage	—	—	2.50
Consumer
Residential Mortgage	—	5	—
Automobile	22	—	—
Other [2]	23	—	—

Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	6	$1,159	—%
Commercial Mortgage	—	—	2.50
Consumer
Residential Mortgage	58	5	—
Home Equity	60	—	—
Automobile	23	—	—
Other [2]	22	—	—

1 Includes forbearance plans.

2 Comprised of other revolving credit, installment and lease financing.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2024 and 2023.

	Term
(dollars in thousands)	Extension	Payment Delay[1]	Total
Three Months Ended September 30, 2024
Consumer
Automobile	$536	$112	$648
Other [2]	209	1	210
Total Consumer	745	113	858
Total Loans and Leases	$745	$113	$858

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	$—	$32	$32
Total Commercial	—	32	32
Consumer
Automobile	704	119	823
Other [2]	217	1	218
Total Consumer	921	120	1,041
Total Loans and Leases	$921	$152	$1,073

Three Months Ended September 30, 2023
Consumer
Residential Mortgage	$—	$715	$715
Automobile	10	—	10
Total Consumer	10	715	725
Total Loans and Leases	$10	$715	$725

Nine Months Ended September 30, 2023
Consumer
Residential Mortgage	$—	$715	$715
Automobile	140	—	140
Other [2]	65	—	65
Total Consumer	205	715	920
Total Loans and Leases	$205	$715	$920

1.
Includes forbearance plans.
2.
Comprised of other revolving credit, installment, and lease financing.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of September 30, 2024 and 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of September 30, 2024
Commercial
Commercial and Industrial	$4,467	$—	$—	$—	$—	$4,467
Total Commercial	4,467	—	—	—	—	4,467
Consumer
Residential Mortgage	14,718	—	—	—	—	14,718
Home Equity	1,055	—	—	—	61	1,116
Automobile	10,977	1,783	225	116	—	13,101
Other [1]	1,326	115	75	77	—	1,593
Total Consumer	28,076	1,898	300	193	61	30,528
Total Loans and Leases	$32,543	$1,898	$300	$193	$61	$34,995

As of September 30, 2023
Commercial
Commercial and Industrial	$6,121	$90	$—	$—	$—	$6,211
Commercial Mortgage	946	—	—	—	—	946
Total Commercial	7,067	90	—	—	—	7,157
Consumer
Residential Mortgage	—	—	—	—	847	847
Home Equity	136	—	—	—	—	136
Automobile	6,505	793	102	28	—	7,428
Other [1]	584	95	31	22	—	732
Total Consumer	7,225	888	133	50	847	9,143
Total Loans and Leases	$14,292	$978	$133	$50	$847	$16,300

1.
Comprised of other revolving credit, installment, and lease financing.

The following table presents by loan class and year of origination, the gross charge-offs recorded during the nine months ended September 30, 2024 and 2023.

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	$231	$282	$—	$1,438	$128	$177	$2,256
Total Commercial	231	282	—	1,438	128	177	2,256
Consumer
Residential Mortgage	—	—	—	—	—	48	48
Home Equity	—	150	160	—	—	52	362
Automobile	84	1,142	916	787	179	686	3,794
Other [1]	796	1,604	2,227	1,390	246	1,198	7,461
Total Consumer	880	2,896	3,303	2,177	425	1,984	11,665
Total	$1,111	$3,178	$3,303	$3,615	$553	$2,161	$13,921

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Nine Months Ended September 30, 2023
Commercial
Commercial and Industrial	$347	$188	$—	$84	$—	$139	$758
Total Commercial	347	188	—	84	—	139	758
Consumer
Residential Mortgage	—	—	—	—	—	6	6
Home Equity	—	—	—	—	13	55	68
Automobile	134	1,229	1,053	481	610	802	4,309
Other [1]	813	1,844	1,371	316	952	1,000	6,296
Total Consumer	947	3,073	2,424	797	1,575	1,863	10,679
Total	$1,294	$3,261	$2,424	$881	$1,575	$2,002	$11,437

1.
Comprised of other revolving credit, installment, and lease financing.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.9 million as of September 30, 2024.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of September 30, 2024 and $2.6 billion as of December 31, 2023. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in Mortgage Banking in the Company’s unaudited consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.4 million for both the three months ended September 30, 2024 and 2023, and $4.1 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively. Servicing income is recorded in Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three and nine months ended September 30, 2024 and 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$668	$695	$678	$717
Change in Fair Value Due to Payoffs	(8)	(10)	(18)	(32)
Balance at End of Period	$660	$685	$660	$685

For the three and nine months ended September 30, 2024 and 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$19,286	$20,931	$20,201	$21,902
Servicing Rights that Resulted From Asset Transfers	157	206	316	382
Amortization	(532)	(549)	(1,606)	(1,696)
Balance at End of Period	$18,911	$20,588	$18,911	$20,588
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,326	$26,327	$26,173	$27,323
End of Period	$25,265	$26,423	$25,265	$26,423

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Weighted-Average Constant Prepayment Rate [1]	4.20%	4.06%
Weighted-Average Life (in years)	9.20	9.44
Weighted-Average Note Rate	3.72%	3.67%
Weighted-Average Discount Rate [2]	9.28%	9.48%

1 Represents annualized loan prepayment rate assumption.

2 Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2024 and December 31, 2023, is presented in the following table.

(dollars in thousands)	September 30, 2024	December 31, 2023
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(311)	$(326)
Decrease in fair value from 50 bps adverse change	(615)	(645)
Discount Rate
Decrease in fair value from 25 bps adverse change	(291)	(303)
Decrease in fair value from 50 bps adverse change	(576)	(600)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6. Affordable Housing Projects Tax Credit Partnerships

The Company makes equity investments in various limited partnerships or limited liability companies that sponsor affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of these entities include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $221.3 million and $208.9 million as of September 30, 2024 and December 31, 2023, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.

Unfunded Commitments

As of September 30, 2024, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2024	$4,932
2025	57,205
2026	17,214
2027	765
2028	230
Thereafter	25,019
Total Unfunded Commitments	$105,365

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$1,137	$1,457	$3,411	$4,372
Amortization Expense in Provision for Income Taxes	1,119	1,333	3,358	3,998
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$6,210	$3,696	$18,631	$14,572
Amortization Expense in Provision for Income Taxes	5,348	3,203	16,044	12,630

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2024 and 2023.

Note 7. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2024 and December 31, 2023, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2024
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2024 and December 31, 2023. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table. See Note 11. Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$95,695	$—	$95,695	$95,695	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	19,371	—	19,371	19,371	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$100,490	$—	$100,490	$—	$100,490	$—
December 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,147	$—	$129,147	$129,147	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	14,605	—	14,605	14,605	—	—
Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—

1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $62.5 million and $39.2 million as of September 30, 2024 and December 31, 2023, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $112.4 million and $167.3 million as of September 30, 2024 and December 31, 2023, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million as of September 30, 2024 and December 31, 2023.

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$46,623	$12,352	$34,271
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	6,207	1,645	4,562
Net Unrealized Gains on Investment Securities	52,830	13,997	38,833
Defined Benefit Plans:
Amortization of Net Actuarial Losses	291	77	214
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	229	61	168
Other Comprehensive Income	$53,059	$14,058	$39,001

Three Months Ended September 30, 2023
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(38,035)	$(11,439)	$(26,596)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	6,787	1,800	4,987
Net Unrealized Losses on Investment Securities	(26,666)	(8,402)	(18,264)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	177	46	131
Amortization of Prior Service Credit	(62)	(15)	(47)
Defined Benefit Plans, Net	115	31	84
Other Comprehensive Loss	$(26,551)	$(8,371)	$(18,180)

Nine Months Ended September 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$64,049	$16,971	$47,078
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	18,703	4,958	13,745
Net Unrealized Gains on Investment Securities	82,752	21,929	60,823
Defined Benefit Plans:
Amortization of Net Actuarial Losses	873	232	641
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	689	184	505
Other Comprehensive Income	$83,441	$22,113	$61,328

Nine Months Ended September 30, 2023
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(36,702)	$(11,086)	$(25,616)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	20,500	5,434	15,066
Net Unrealized Losses on Investment Securities	(11,620)	(4,415)	(7,205)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	528	140	388
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	344	92	252
Other Comprehensive Loss	$(11,276)	$(4,323)	$(6,953)

The amortization of unrealized holding gains and losses on HTM securities amounts relate to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2024
Balance at Beginning of Period	$(211,600)	$(139,838)	$(22,923)	(374,361)
Other Comprehensive Income (Loss) Before Reclassifications	34,271	—	—	34,271
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4,562	168	4,730
Total Other Comprehensive Income (Loss)	34,271	4,562	168	39,001
Balance at End of Period	$(177,329)	$(135,276)	$(22,755)	$(335,360)

Three Months Ended September 30, 2023
Balance at Beginning of Period	$(239,803)	$(158,718)	$(24,910)	(423,431)
Other Comprehensive Income (Loss) Before Reclassifications	(26,596)	—	—	(26,596)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	4,987	84	8,416
Total Other Comprehensive Income (Loss)	(23,251)	4,987	84	(18,180)
Balance at End of Period	$(263,054)	$(153,731)	$(24,826)	$(441,611)

Nine Months Ended September 30, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	(396,688)
Other Comprehensive Income (Loss) Before Reclassifications	47,078	—	—	47,078
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	13,745	505	14,250
Total Other Comprehensive Income (Loss)	47,078	13,745	505	61,328
Balance at End of Period	$(177,329)	$(135,276)	$(22,755)	$(335,360)

Nine Months Ended September 30, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	(25,616)	—	—	(25,616)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	15,066	252	18,663
Total Other Comprehensive Income (Loss)	(22,271)	15,066	252	(6,953)
Balance at End of Period	$(263,054)	$(153,731)	$(24,826)	$(441,611)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(6,207)	$(6,787)	Interest Income
	1,645	1,800	Provision for Income Tax
	(4,562)	(4,987)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	(4,582)	Investment Securities Gains (Losses), Net
	—	1,237	Provision for Income Tax
	—	(3,345)	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	62
Net Actuarial Losses [2]	(291)	(177)
	(229)	(115)	Total Before Tax
	61	31	Provision for Income Tax
	(168)	(84)	Net of Tax

Total Reclassifications for the Period	$(4,730)	$(8,416)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(18,703)	$(20,500)	Interest Income
	4,958	5,434	Provision for Income Tax
	(13,745)	(15,066)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	(4,582)	Investment Securities Gains (Losses), Net
	—	1,237	Provision for Income Tax
	—	(3,345)	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	184	184
Net Actuarial Losses [2]	(873)	(528)
	(689)	(344)	Total Before Tax
	184	92	Provision for Income Tax
	(505)	(252)	Net of Tax

Total Reclassifications for the Period	$(14,250)	$(18,663)	Net of Tax

1 Amounts in parentheses indicate reductions to net income.

2 These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense in the unaudited consolidated statements of income.

Note 9. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net Income Available to Common Shareholders	$36,922	$45,934	$103,457	$134,898

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,488,187	39,274,626	39,429,815	39,264,450
Dilutive Effect of Equity Based Awards	248,305	145,905	224,890	127,983
Weighted Average Common Shares Outstanding - Diluted	39,736,492	39,420,531	39,654,705	39,392,433

Earnings Per Common Share:
Basic	$0.94	$1.17	$2.62	$3.44
Diluted	$0.93	$1.17	$2.61	$3.42

Antidilutive Stock Options and Restricted Stock Outstanding	11,890	202,864	29,107	222,851

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and

institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 50 branch locations and 317 ATMs throughout Hawai‘i and the Pacific Islands, a customer service center, e-Bankoh (online banking service), and a mobile banking service.

Commercial Banking

Commercial Banking offers products including commercial and industrial loans, commercial real estate loans, commercial lease financing, auto dealer financing, merchant services, deposit products and cash management services. Commercial lending and lease financing, deposit products, and cash management and merchant services are offered to middle-market and large companies in Hawai‘i and the Pacific Islands. Commercial Banking also offers lease financing and deposit products to government entities in Hawai‘i. Commercial real estate mortgages focus on investors, developers, and builders predominantly domiciled in Hawai‘i. Commercial Banking includes international banking which services Japanese, Korean, and Chinese commercial businesses owned by a foreign individual or entity, a U.S. corporate subsidiary of a foreign owner, or businesses where management prefers to speak a foreign language.

Treasury and Other

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign currency exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, and short and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, and foreign exchange income related to customer-driven currency requests from merchants and island visitors. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the three and nine months ended September 30, 2024 and 2023, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2024
Net Interest Income (Expense)	$97,919	$50,556	$(30,857)	$117,618
Provision for Credit Losses	3,058	772	(830)	3,000
Net Interest Income (Expense) After Provision for Credit Losses	94,861	49,784	(30,027)	114,618
Noninterest Income	34,133	7,786	3,191	45,110
Noninterest Expense	(84,712)	(18,825)	(3,555)	(107,092)
Income (Loss) Before Provision for Income Taxes	44,282	38,745	(30,391)	52,636
Provision for Income Taxes	(11,289)	(9,816)	8,827	(12,278)
Net Income (Loss)	$32,993	$28,929	$(21,564)	$40,358
Total Assets as of September 30, 2024	$8,308,389	$5,952,321	$9,538,464	$23,799,174

Three Months Ended September 30, 2023 [1]
Net Interest Income (Expense)	$98,984	$52,066	$(30,113)	$120,937
Provision for Credit Losses	1,974	74	(48)	2,000
Net Interest Income (Expense) After Provision for Credit Losses	97,010	51,992	(30,065)	118,937
Noninterest Income	31,027	8,483	10,824	50,334
Noninterest Expense	(81,377)	(18,937)	(5,287)	(105,601)
Income (Loss) Before Provision for Income Taxes	46,660	41,538	(24,528)	63,670
Provision for Income Taxes	(12,073)	(10,523)	6,829	(15,767)
Net Income (Loss)	$34,587	$31,015	$(17,699)	$47,903
Total Assets as of September 30, 2023	$8,584,796	$5,719,577	$9,245,412	$23,549,785

Nine Months Ended September 30, 2024
Net Interest Income (Expense)	$293,118	$152,934	$(99,650)	$346,402
Provision for Credit Losses	8,218	1,239	(2,057)	7,400
Net Interest Income (Expense) After Provision for Credit Losses	284,900	151,695	(97,593)	339,002
Noninterest Income	99,768	21,278	8,436	129,482
Noninterest Expense	(254,428)	(55,478)	(12,271)	(322,177)
Income (Loss) Before Provision for Income Taxes	130,240	117,495	(101,428)	146,307
Provision for Income Taxes	(33,154)	(29,711)	27,390	(35,475)
Net Income (Loss)	$97,086	$87,784	$(74,038)	$110,832
Total Assets as of September 30, 2024	$8,308,389	$5,952,321	$9,538,464	$23,799,174

Nine Months Ended September 30, 2023 [1]
Net Interest Income (Expense)	$293,681	$159,864	$(72,305)	$381,240
Provision for Credit Losses	6,035	59	406	6,500
Net Interest Income (Expense) After Provision for Credit Losses	287,646	159,805	(72,711)	374,740
Noninterest Income	94,126	25,072	15,128	134,326
Noninterest Expense	(247,543)	(58,528)	(15,485)	(321,556)
Income (Loss) Before Provision for Income Taxes	134,229	126,349	(73,068)	187,510
Provision for Income Taxes	(34,566)	(31,345)	19,207	(46,704)
Net Income (Loss)	$99,663	$95,004	$(53,861)	$140,806
Total Assets as of September 30, 2023	$8,584,796	$5,719,577	$9,245,412	$23,549,785
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

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2024, and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$2,800,000	$(40,563)	$3,000,000	$(48,672)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	9,149	152	5,899	148
Forward Commitments	12,635	3	8,583	(105)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,066,209	(76,476)	2,067,624	(114,701)
Pay Fixed/Receive Variable Swaps	2,066,209	76,324	2,067,624	114,542
Foreign Exchange Contracts	224	(2)	745	—
Conversion Rate Swap Agreements [2]	85,114	NA	155,196	NA
Makewhole Agreements [3]	58,317	NA	—	NA

1 As of September 30, 2024, the amounts presented in the table above excluded forward starting swaps with a notional value of $300 million and a fair value of ($0.1) million. These swaps are scheduled to begin between August 2025 and March 2026 upon maturity of currently active swaps with a notional value of $300 million.

2 The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.

3 The makewhole agreements were valued at zero as the likelihood of a payment required to the counterparty were not reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives [1]	Derivatives [1]	Derivatives [1]	Derivatives [1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$114,914	$115,066	$143,593	$143,752
Designated as hedging instruments	(40,679)	—	(48,672)	—
	74,235	115,066	94,921	143,752
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	158	6	148	—
Forward Commitments	21	18	—	105
Foreign Exchange Contracts	—	2	—	—
Total Derivatives	$74,414	$115,092	$95,069	$143,857

1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. The Company’s free-standing derivative financial instruments are carried at fair value on the Company’s unaudited consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Location of
	Net Gains (Losses)	Three Months Ended		Nine Months Ended
	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2024	2023	2024	2023
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$(22,380)	$4,954	$(2,405)	$4,954
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	22,435	(5,035)	2,288	(5,035)
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	(31,458)	2,828	(4,634)	3,262
Recognized on Hedged Item	Interest and Fees on Loans and Leases	31,781	(2,885)	4,721	(3,321)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	506	75	751	553
Forward Commitments	Mortgage Banking	(137)	199	79	260
Interest Rate Swap Agreements	Other Noninterest Income	(47)	21	6	3
Foreign Exchange Contracts	Other Noninterest Income	1,109	816	3,349	2,460
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	(798)	—	(1,362)
Total		$1,809	$175	$4,155	$1,774

The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of September 30, 2024 and December 31, 2023:

Derivative Financial Instruments
Designated as Hedging Instruments
Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Investment Securities, Available-for-Sale [1]	$1,622,548	$1,320,260	$22,548	$20,260
Loans and Leases [2]	1,517,866	1,728,386	17,866	28,386

1 These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2024 and December 31, 2023, the fair value of the closed portfolios used in these hedging relationships was $1.7 billion and $1.8 billion, respectively.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2024 and December 31, 2023 the amortized cost basis of the closed portfolios used in these hedging relationships was $3.0 billion and $3.2 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $76.3 million and $114.5 million as of September 30, 2024 and December 31, 2023, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of September 30, 2024 and December 31, 2023, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.

Makewhole Agreements

In May 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreement described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its AFS investment securities and fixed rate loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s unaudited consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s unaudited consolidated statements of income.

Note 12. Commitments and Contingencies

The Company’s credit commitments as of September 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Unfunded Commitments to Extend Credit	$3,175,339	$3,433,061
Standby Letters of Credit	94,841	88,512
Commercial Letters of Credit	11,248	16,551
Total Credit Commitments	$3,281,428	$3,538,124

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $72.5 million secured certain specifically identified standby letters of credit as of September 30, 2024. As of September 30, 2024, the standby and commercial letters of credit had remaining terms ranging from 1 to 19 months.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate ("SOFR"). Thus, interest rate swap agreements are classified as a Level 2 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2024 and December 31, 2023, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represent the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2024, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,910	$78,119	$—	$229,029
Debt Securities Issued by States and Political Subdivisions	—	65,845	—	65,845
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	673,391	—	673,391
Mortgage-Backed Securities:
Residential - Government Agencies	—	648,589	—	648,589
Residential - U.S. Government-Sponsored Enterprises	—	687,820	—	687,820
Commercial - Government Agencies	—	244,186	—	244,186
Total Mortgage-Backed Securities	—	1,580,595	—	1,580,595
Total Investment Securities Available-for-Sale	150,910	2,399,414	—	2,550,324
Loans Held for Sale	—	5,048	—	5,048
Mortgage Servicing Rights	—	—	660	660
Other Assets	19,982	—	—	19,982
Derivatives [1]	—	74,256	158	74,414
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2024	$170,892	$2,478,718	$818	$2,650,428
Liabilities:
Derivatives [1]	$—	$115,086	$6	$115,092
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2024	$—	$115,086	$6	$115,092
December 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,214	$66,359	$—	$212,573
Debt Securities Issued by States and Political Subdivisions	—	63,806	—	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,476	—	1,476
Debt Securities Issued by Corporations	—	657,701	—	657,701
Mortgage-Backed Securities:
Residential - Government Agencies	—	629,327	—	629,327
Residential - U.S. Government-Sponsored Enterprises	—	709,127	—	709,127
Commercial - Government Agencies or Sponsored Agencies	—	134,923	—	134,923
Total Mortgage-Backed Securities	—	1,473,377	—	1,473,377
Total Investment Securities Available-for-Sale	146,214	2,262,719	—	2,408,933
Loans Held for Sale	—	3,124	—	3,124
Mortgage Servicing Rights	—	—	678	678
Other Assets	13,448	—	—	13,448
Derivatives [1]	—	94,921	148	95,069
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2023	$159,662	$2,360,764	$826	$2,521,252
Liabilities:
Derivatives [1]	$—	$143,857	$—	$143,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023	$—	$143,857	$—	$143,857

1 The fair value of each class of derivatives is shown in Note 11. Derivative Financial Instruments.

For the three and nine months ended September 30, 2024 and 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2024
Balance as of July 1, 2024	$668	$132
Net Gains/(Losses) Included in Net Income	(8)	506
Transfers to Loans Held for Sale	—	(486)
Balance as of September 30, 2024	$660	$152
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2024	$—	$506

Three Months Ended September 30, 2023
Balance as of July 1, 2023	$695	$202
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(10)	7,878
Transfers to Loans Held for Sale	—	(187)
Variation Margin Payments	—	376
Balance as of September 30, 2023	$685	$8,269
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2023	$—	$7,878

Nine Months Ended September 30, 2024
Balance as of January 1, 2024	$678	$148
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(18)	751
Transfers to Loans Held for Sale	—	(747)
Balance as of September 30, 2024	$660	$152
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2024	$—	$751

Nine Months Ended September 30, 2023
Balance as of January 1, 2023	$717	$(122,071)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(32)	8,772
Transfers to Loans Held for Sale	—	(498)
Variation Margin Payments	—	122,066
Balance as of September 30, 2023	$685	$8,269
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2023	$—	$8,772

1 Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income.

2 Realized and unrealized gains and losses related to IRLCs are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements not designated as hedging instruments are reported as a component of other noninterest income and interest rate swap agreements designated as hedging instruments are reported in interest income in the Company’s unaudited consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average [1]	Fair Value
September 30, 2024
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.10%	-	17.61%	4.20%	$25,925
		Discount Rate	8.64%	-	10.44%	9.28%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	99.00%	91.47%	$152
December 31, 2023
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.98%	-	21.18%	4.06%	$26,851
		Discount Rate	7.65%	-	10.79%	9.48%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	83.50%	-	99.00%	85.53%	$148

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2024
Mortgage Servicing Rights - amortization method	Level 3	$18,911	$—
December 31, 2023
Mortgage Servicing Rights - amortization method	Level 3	$20,201	$—

As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2024
Loans Held for Sale	$5,048	$4,980	$68
December 31, 2023
Loans Held for Sale	$3,124	$3,051	$73

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and nine months ended September 30, 2024 and 2023, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,710,245	$4,072,596	$119,850	$3,952,746	$—
Loans	13,647,538	13,049,917	—	—	13,049,917
Financial Instruments - Liabilities
Time Deposits	3,168,526	3,164,895	—	3,164,895	—
Securities Sold Under Agreements to Repurchase	100,490	103,969	—	103,969	—
Other Debt [1]	550,000	559,580	—	559,580	—
December 31, 2023
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,997,335	$4,253,637	$116,531	$4,137,106	$—
Loans	13,698,701	12,872,260	—	—	12,872,260
Financial Instruments – Liabilities
Time Deposits	3,057,302	3,043,258	—	3,043,258	—
Securities Sold Under Agreements to Repurchase	150,490	155,461	—	155,461	—
Other Debt [1]	550,000	541,466	—	541,466	—

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may provide forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawai‘i; (2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawai‘i, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; (3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; (4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; (5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; (6) changes to the amount and timing of proposed common stock repurchases; (7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, (8) changes in fiscal and monetary policies of the markets in which we operate; (9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; (10) changes in accounting standards; (11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; (12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; (13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; (14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawai‘i; (15) competitive pressures in the markets for financial services and products; (16) actual or alleged conduct which could harm our reputation; and (17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Critical Accounting Policies

Our Unaudited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered critical accounting policies by management. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. Factors include, among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different results would be reported under different conditions or different assumptions. The accounting policies we believe are most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2023.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawai‘i, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897.

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

Hawai’i Economy

Global economic conditions remain broadly favorable for the local economy. The Maui economy continues its gradual post-wildfire recovery while the visitor industry for the rest of the Hawai’i is expected to operate at a high level. Overall construction will continue at a high level supported by Maui rebuilding, other housing developments, and federal military projects. Hawai‘i’s unemployment rate was 2.9% in September 2024, which was below the U.S. unemployment rate of 4.1%.

For the first nine months of 2024, the median price of single-family home and condominium sales on Oahu increased by 4.8% and 1.0%, respectively, compared to the same period in 2023. The volume of single-family homes sales on Oahu increased 5.8% and condominium sales decreased 5.6% compared to the same period in 2023. Inventory of single-family homes and condominiums on Oahu was 3.4 months and 5.2 months, respectively.

Earnings Summary

Net income for the third quarter of 2024 was $40.4 million, a decrease of $7.5 million or 16% compared to the same period in 2023. Diluted earnings per common share was $0.93 for the third quarter of 2024, a decrease of $0.24 or 21% compared to the same period in 2023.

•
The return on average common equity for the third quarter of 2024 was 11.50% compared with 15.38% in the same quarter of 2023.
•
Net interest income for the third quarter of 2024 was $117.6 million, a decrease of 3% compared to the same period last year.
•
Net interest margin was 2.18% in the third quarter of 2024, a increase of 5 basis points from the same period in 2023.
•
The provision for credit losses for the third quarter of 2024 and 2023 was $3.0 million and $2.0 million, respectively.

•
Noninterest income was $45.1 million in the third quarter of 2024, a decrease of 10% compared to the same period last year.
•
Noninterest expense was $107.1 million in the third quarter of 2024, an increase of 1% compared to the same period last year.
•
The effective tax rate for the third quarter of 2024 was 23.33% compared with 24.76% compared to the same period last year.

We maintained a strong balance sheet during the third quarter of 2024, with what we believe are appropriate reserves for credit losses and strong capital.

•
Total assets were $23.8 billion as of September 30, 2024, a decrease of 0.3% from December 31, 2023.
•
Total loans and leases were $13.9 billion as of September 30, 2024, a decrease of 0.3% from December 31, 2023.
•
The allowance for credit losses on loans and leases was $147.3 million as of September 30, 2024, an increase of $0.9 million from December 31, 2023. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.06% at the end of the quarter, up 1 basis point from December 31, 2023.
•
Net loan and lease charge-offs during the third quarter of 2024 were $3.8 million or 11 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the third quarter of 2024 were comprised of charge-offs of $5.3 million partially offset by recoveries of $1.5 million. Compared to the same quarter of 2023, net loan and lease charge-offs increased by $1.8 million or 5 basis points annualized on total average loans and leases outstanding.
•
Total non-performing assets ("NPAs") were $19.8 million as of September 30, 2024, up $8.0 million from December 31, 2023. NPAs were 14 basis points of total loans and leases and foreclosed real estate at the end of the quarter, up 6 basis points from December 31, 2023.
•
The investment securities portfolio was $7.3 billion as of September 30, 2024, a decrease of 2% from December 31, 2023. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•
Total deposits were $21.0 billion as of September 30, 2024 and $21.1 billion as of December 31, 2023.
•
Total shareholders’ equity was $1.7 billion as of September 30, 2024, an increase of 18% from December 31, 2023 due to the issuance of Series B Preferred Stock in the second quarter of 2024.
•
No shares of common stock were repurchased under the share repurchase program in the third quarter of 2024. Total remaining buyback authority under the share repurchase program was $126.0 million at September 30, 2024.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on December 13, 2024 to shareholders of record at the close of business on November 29, 2024.
•
On October 4, 2024, the Company announced that the Board of Directors declared quarterly dividend payments of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock, Series A, and $20.00 per share, equivalent to $0.5000 per depositary share, on its preferred stock, Series B. The depositary shares representing the Series A Preferred Stock and Series B Preferred Stock are traded on the NYSE under the symbol “BOH.PRA” and “BOH.PRB”, respectively. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on November 1, 2024 to shareholders of record of the preferred stock as of the close of business on October 17, 2024.

Analysis of Unaudited Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis¹											Table 1
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024			September 30, 2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.0	$0.0	2.89%	$2.9	0.0	2.40%	$4.3	$0.1	2.59%	$3.2	$0.1	2.60%
Funds Sold	663.8	9.0	5.28	944.8	12.8	5.31	525.7	21.2	5.30	582.7	22.6	5.11
Investment Securities
Available-for-Sale
Taxable	2,430.0	23.0	3.80	2,605.4	23.5	3.60	2,373.1	66.4	3.73	2,721.5	70.6	3.46
Non-Taxable	11.8	0.2	6.63	3.5	0.0	3.21	5.0	0.2	5.59	7.6	0.2	4.22
Held-to-Maturity
Taxable	4,735.5	21.0	1.77	5,118.6	22.7	1.77	4,832.9	64.4	1.78	5,227.8	69.7	1.78
Non-Taxable	34.4	0.2	2.10	35.0	0.2	2.10	34.6	0.5	2.10	35.2	0.6	2.10
Total Investment Securities	7,211.7	44.4	2.46	7,762.5	46.4	2.39	7,245.6	131.5	2.42	7,992.1	141.1	2.36
Loans Held for Sale	3.8	0.1	6.13	3.8	0.1	6.28	2.5	0.1	6.16	2.7	0.1	5.82
Loans and Leases [3]
Commercial and Industrial	1,658.1	22.6	5.43	1,515.0	18.9	4.96	1,664.5	67.0	5.38	1,461.2	52.7	4.82
Paycheck Protection Program	7.2	0.0	1.42	13.1	0.0	1.32	9.1	0.1	1.70	14.8	0.2	1.70
Commercial Mortgage	3,744.6	52.0	5.51	3,792.6	51.1	5.35	3,728.3	153.9	5.52	3,781.7	145.6	5.15
Construction	357.3	7.1	7.95	241.9	3.7	6.09	329.0	19.0	7.71	256.2	11.1	5.81
Commercial Lease Financing	59.6	0.4	2.58	62.6	0.3	1.84	59.1	1.0	2.25	64.9	0.5	1.11
Residential Mortgage	4,593.7	46.4	4.03	4,715.3	42.8	3.62	4,613.0	137.0	3.96	4,695.4	123.8	3.51
Home Equity	2,206.9	22.4	4.04	2,283.5	20.1	3.49	2,229.5	65.3	3.91	2,265.2	57.3	3.38
Automobile	795.7	9.4	4.72	868.0	8.2	3.75	813.3	27.5	4.51	873.0	23.2	3.55
Other [4]	386.9	6.9	7.13	411.2	6.5	6.24	391.0	20.2	6.91	420.8	19.0	6.04
Total Loans and Leases	13,810.0	167.2	4.82	13,903.2	151.6	4.34	13,836.8	491.0	4.74	13,833.2	433.4	4.19
Other	63.2	0.9	6.43	91.6	1.5	6.40	62.6	3.1	6.61	84.6	4.1	6.59
Total Earning Assets ²	21,756.5	221.7	4.06	22,708.8	212.4	3.72	21,677.5	647.0	3.98	22,498.5	601.4	3.57
Cash and Due From Banks	258.8			289.8			244.4			308.4
Other Assets	1,323.2			1,388.8			1,333.5			1,317.5
Total Assets	$23,338.5			$24,387.4			$23,255.4			$24,124.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,775.6	$8.9	0.94%	$3,929.7	$6.6	0.67%	$3,776.1	$25.4	0.90%	$4,060.0	$19.3	0.64%
Savings	8,402.9	55.7	2.63	7,952.6	39.1	1.95	8,264.9	157.1	2.54	7,876.1	86.3	1.46
Time	3,008.7	31.5	4.17	2,767.8	26.5	3.79	3,008.6	94.2	4.18	2,288.2	58.1	3.40
Total Interest-Bearing Deposits	15,187.2	96.1	2.52	14,650.1	72.2	1.95	15,049.6	276.7	2.46	14,224.3	163.7	1.54
Funds Purchased	0.0	0.0	5.40	—	—	—	1.1	0.0	5.37	24.8	0.9	4.72
Short-Term Borrowings	0.0	0.0	5.40	—	—	—	0.0	0.0	5.40	152.4	5.7	4.94
Securities Sold Under Agreements to Repurchase	100.5	1.0	3.87	528.5	4.0	2.99	124.2	3.6	3.82	659.1	14.8	2.97
Other Debt	560.1	5.9	4.24	1,365.7	14.8	4.31	560.2	17.8	4.25	1,043.6	33.7	4.31
Total Interest-Bearing Liabilities	15,847.8	103.0	2.59	16,544.3	91.0	2.18	15,735.1	298.1	2.53	16,104.2	218.8	1.81
Net Interest Income		$118.7			$121.4			$348.8			$382.6
Interest Rate Spread			1.47%			1.54%			1.45%			1.76%
Net Interest Margin			2.18%			2.13%			2.15%			2.27%
Noninterest-Bearing Demand Deposits	5,297.2			5,842.0			5,412.6			6,089.8
Other Liabilities	571.6			636.0			615.1			576.6
Shareholders’ Equity	1,621.9			1,365.1			1,492.6			1,353.8
Total Liabilities and Shareholders’ Equity	$23,338.5			$24,387.4			$23,255.4			$24,124.4

1
Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.0 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.
3
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
4
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis						Table 2
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to September 30, 2023			Compared to September 30, 2023
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.0	$0.0	$0.0	$0.0	$(0.0)	$0.0
Funds Sold	(3.8)	0.0	(3.8)	(2.2)	0.8	(1.4)
Investment Securities
Available-for-Sale
Taxable	(1.7)	1.2	(0.5)	(9.4)	5.2	(4.2)
Non-Taxable	0.1	0.1	0.2	(0.1)	0.1	—
Held-to-Maturity
Taxable	(1.7)	(0.0)	(1.7)	(5.2)	(0.1)	(5.3)
Non-Taxable	(0.0)	(0.0)	(0.0)	(0.0)	(0.1)	(0.1)
Total Investment Securities	(3.3)	1.3	(2.0)	(14.7)	5.1	(9.6)
Loans Held for Sale	0.0	(0.0)	(0.0)	(0.0)	0.0	—
Loans and Leases
Commercial and Industrial	1.8	1.9	3.7	7.8	6.5	14.3
Paycheck Protection Program	(0.0)	0.0	(0.0)	(0.1)	(0.0)	(0.1)
Commercial Mortgage	(0.6)	1.5	0.9	(2.1)	10.4	8.3
Construction	2.1	1.3	3.4	3.6	4.3	7.9
Commercial Lease Financing	0.0	0.1	0.1	(0.0)	0.5	0.5
Residential Mortgage	(1.1)	4.7	3.6	(2.2)	15.4	13.2
Home Equity	(0.7)	3.0	2.3	(0.9)	8.9	8.0
Automobile	(0.7)	1.9	1.2	(1.6)	5.9	4.3
Other [2]	(0.5)	0.9	0.4	(1.4)	2.6	1.2
Total Loans and Leases	0.3	15.3	15.6	3.1	54.5	57.6
Other	(0.5)	0.0	(0.5)	(1.1)	0.1	(1.0)
Total Change in Interest Income	(7.3)	16.6	9.3	(14.9)	60.5	45.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.3)	2.6	2.3	(1.4)	7.5	6.1
Savings	2.3	14.3	16.6	4.5	66.3	70.8
Time	2.4	2.6	5.0	20.8	15.3	36.1
Total Interest-Bearing Deposits	4.4	19.5	23.9	23.9	89.1	113.0
Funds Purchased	—	—	—	(1.0)	0.1	(0.9)
Short-Term Borrowings	—	—	—	(6.2)	0.5	(5.7)
Securities Sold Under Agreements to Repurchase	(4.0)	1.0	(3.0)	(14.6)	3.4	(11.2)
Other Debt	(8.7)	(0.2)	(8.9)	(15.4)	(0.5)	(15.9)
Total Change in Interest Expense	(8.3)	20.3	12.0	(13.3)	92.6	79.3

Change in Net Interest Income	$1.0	$(3.7)	$(2.7)	$(1.6)	$(32.1)	$(33.7)

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

The average balance of our earning assets for the three and nine months ended September 30, 2024 decreased by $952.3 million or 4% and $821.0 million or 4%, respectively, compared to the same periods in 2023. These decreases were due to actions taken to reduce our wholesale and non-core funding in the third quarter of 2023 and second quarter of 2024. As compared to the same periods last year, yields on our investment securities portfolio increased by 7 and 6 basis points during the three and nine months ended September 30, 2024, respectively, primarily due to income earned from interest rate swaps that hedge a portion of our AFS securities portfolio. Yields on our loan and lease portfolio increased by 48 and 55 basis points during the three and nine months ended September 30, 2024, respectively, due to yield increases on our floating rate loan portfolio, higher rates on loans originated during the period, and income earned from interest rate swaps that hedge a portion of our residential mortgage portfolio.

The average balance of our interest-bearing liabilities for the three and nine months ended September 30, 2024 decreased by $696.5 million or 4% and $369.1 million or 2%, respectively, compared to the same periods in 2023 due to the termination of $1.2 billion in FHLB advances during the quarter ended September 30, 2023 and the termination of $625.0 million in repurchase agreements ($575.0 million in 2023 and $50.0 million in May 2024). As compared to the same periods last year, the cost of our interest-bearing liabilities increased by 41 and 72 basis points during the three and nine months ended September 30, 2024, respectively, primarily driven by customer migration to higher rate deposit products. The cost of our interest-bearing deposits increased by 57 basis points in the third quarter of 2024 and by 92 basis points in the first nine months of 2024 compared to the same periods in 2023.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Fees, Exchange, and Other Service Charges	$14,945	$13,824	$1,121	$42,837	$41,782	$1,055
Trust and Asset Management	11,916	10,548	1,368	35,328	32,453	2,875
Service Charges on Deposit Accounts	8,075	7,843	232	23,752	23,167	585
Bank-Owned Life Insurance	3,533	2,749	784	10,285	8,467	1,818
Annuity and Insurance	1,460	1,156	304	4,089	3,465	624
Mortgage Banking	1,188	1,059	129	3,167	3,239	(72)
Investment Securities Losses, Net	(1,103)	(6,734)	5,631	(4,201)	(9,836)	5,635
Other Income	5,096	19,889	(14,793)	14,225	31,589	(17,364)
Total Noninterest Income	$45,110	$50,334	$(5,224)	$129,482	$134,326	$(4,844)

Fees, exchange, and other service charges increased by $1.1 million or 8% in the third quarter of 2024 and by $1.1 million or 3% for the first nine months of 2024 compared to the same periods in 2023, primarily due to an increase in fee income earned, coupled with an increase in merchant income as a result of higher card related transaction volumes. Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.

Trust and asset management income increased by $1.4 million or 13% in the third quarter of 2024 and by $2.9 million or 9% for the first nine months of 2024 compared to the same periods in 2023 primarily due to an increase in the asset values of our customers' accounts. Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under management were $13.0 billion and $10.6 billion as of September 30, 2024 and 2023, respectively.

Bank-owned life insurance increased by $0.8 million or 29% in the third quarter of 2024 and by $1.8 million or 21% for the first nine months of 2024 compared to the same periods last year. The increase in the third quarter was primarily due to an increase in the yield on the underlying assets coupled with an increase in death benefits. The increase for the first nine months of 2024 was primarily due to an increase in the yield on the underlying assets, partially offset by lower death benefits.

Investment securities losses decreased by $5.6 million in the third quarter of 2024 and for the first nine months of 2024 compared to the same periods in 2023 primarily due to $4.6 million net losses on sales of investment securities and higher fees paid to counterparties for Visa Class B share conversion rate expense during the third quarter of 2023.

Other noninterest income decreased by $14.8 million or 74% in the third quarter of 2024 and by $17.4 million or 55% for the first nine months of 2024 compared to the same periods last year primarily due to a $14.7 million gain on the extinguishments of repurchase agreements during 2023 coupled with a decrease in customer derivative fees.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Salaries	$38,993	$39,426	$(433)	$115,686	$116,005	$(319)
Incentive Compensation	5,086	2,956	2,130	11,285	9,937	1,348
Retirement and Other Benefits	3,692	3,809	(117)	11,952	13,186	(1,234)
Medical, Dental, and Life Insurance	3,512	2,835	677	9,935	10,267	(332)
Share-Based Compensation	3,364	4,072	(708)	10,459	11,327	(868)
Payroll Taxes	2,839	2,921	(82)	10,639	12,079	(1,440)
Commission Expense	979	676	303	2,490	2,098	392
Separation Expense	161	2,130	(1,969)	1,428	5,189	(3,761)
Total Salaries and Benefits	58,626	58,825	(199)	173,874	180,088	(6,214)
Net Occupancy	10,806	10,327	479	31,821	30,190	1,631
Net Equipment	10,120	9,477	643	30,578	30,425	153
Professional Fees	4,725	3,846	879	14,331	12,380	1,951
Data Processing	4,712	4,706	6	14,227	13,888	339
FDIC Insurance	3,355	3,361	(6)	14,139	9,768	4,371
Other Expense:
Advertising	2,168	1,894	274	5,802	5,931	(129)
Delivery and Postage Services	1,709	1,800	(91)	5,090	5,127	(37)
Merchant Transaction and Card Processing Fees	1,702	1,654	48	5,012	4,886	126
Mileage Program Travel	1,079	1,098	(19)	3,212	3,285	(73)
Broker's Charges	562	959	(397)	1,373	2,817	(1,444)
Other	7,528	7,654	(126)	22,718	22,771	(53)
Total Other Expense	14,748	15,059	(311)	43,207	44,817	(1,610)
Total Noninterest Expense	$107,092	$105,601	$1,491	$322,177	$321,556	$621

Total salaries and benefits expense decreased by $6.2 million or 3% during the nine months ended September 30, 2024 compared to the same period last year, primarily due to a decrease in separation expense coupled with a decrease in payroll taxes and retirement and other benefits, partially offset by an increase in incentive compensation.

Net occupancy expense increased by $0.5 million or 5% in the third quarter of 2024 and by $1.6 million or 5% for the first nine months of 2024 compared to the same periods in 2023 due to an increase in vacancies of subleased properties and an increase in common area maintenance charges assessed by our lessors.

Professional fees increased by $0.9 million or 23% in the third quarter of 2024 and by $0.3 million or 2% for the first nine months of 2024 compared to the same periods in 2023 primarily due to an increase in consulting fees and various outsourced support functions.

FDIC insurance expense increased by $4.4 million or 45% for the first nine months of 2024 compared to the same period in 2023 primarily due to an increase in an industry-wide non-recurring FDIC special assessment.

Total other expense decreased by $1.6 million or 4% for the first nine months ended September 30, 2024, compared to the same period in 2023 primarily due to lower broker's charges as a result of fewer customer swaps during the current period.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for Income Taxes	$12,278	$15,767	$35,475	$46,704
Effective Tax Rates	23.33%	24.76%	24.25%	24.91%

The provision for income taxes was $12.3 million in the third quarter of 2024, a decrease of $3.5 million compared to the same period in 2023. The effective tax rate for the third quarter of 2024 was 23.33%, a decrease from 24.76% for the same period in 2023. The lower effective tax rate in the third quarter of 2024 compared to the same period in 2023 was primarily due to an increase in tax-exempt income.

The provision for income taxes was $35.5 million in the first nine months of 2024, a decrease of $11.2 million compared to the same period in 2023. The effective tax rate for the first nine months of 2024 was 24.25%, a decrease from 24.91% for the same period in 2023. The lower effective tax rate for the first nine months of 2024 compared to the same period in 2023 was due to an increase in tax-exempt income and an increase in benefits from low-income housing investments.

Analysis of Unaudited Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.3 billion and $7.4 billion as of September 30, 2024 and December 31, 2023, respectively. The decrease is primarily due to cash flows from the portfolio not being reinvested into securities in the first and second quarters of 2024.

We continually evaluate our investment securities portfolio in conjunction with our response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed to. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the AFS and HTM investment categories.

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of September 30, 2024, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Net unrealized losses in our investment securities portfolio were $0.9 billion as of September 30, 2024 and $1.0 billion as of December 31, 2023. See Note 3 to the unaudited Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Commercial
Commercial Mortgage	$3,868,566	$3,749,016	$119,550
Commercial and Industrial	1,675,347	1,652,699	22,648
Construction	319,150	304,463	14,687
Lease Financing	60,665	59,939	726
Paycheck Protection Program	6,346	11,369	(5,023)
Total Commercial	5,930,074	5,777,486	152,588
Consumer
Residential Mortgage	4,622,677	4,684,171	(61,494)
Home Equity	2,195,844	2,264,827	(68,983)
Automobile	786,910	837,830	(50,920)
Other [1]	383,078	400,712	(17,634)
Total Consumer	7,988,509	8,187,540	(199,031)
Total Loans and Leases	$13,918,583	$13,965,026	$(46,443)

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2024 decreased by $46.4 million from December 31, 2023 primarily due to reductions in our consumer loans, partially offset by growth in our commercial loan portfolio.

Commercial loans and leases as of September 30, 2024 increased by $152.6 million or 3% from December 31, 2023 primarily due to commercial mortgage loans, which increased by $119.6 million or 3% due to increased demand.

Consumer loans and leases as of September 30, 2024 decreased by $199.0 million or 2% from December 31, 2023. Residential mortgage loans decreased by $61.5 million or 1% from December 31, 2023 primarily due to fewer loan originations in the higher rate environment. The home equity portfolio decreased by $69.0 million or 3% from December 31, 2023 as a result of paydowns and fewer loan originations. Automobile loans decreased by $50.9 million or 6% from December 31, 2023 due to fewer loan originations as a result of increased competition.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2024
Commercial
Commercial Mortgage	$3,392,531	$298,616	$176,987	$432	$3,868,566
Commercial and Industrial	1,460,704	141,441	62,798	10,404	1,675,347
Construction	319,150	—	—	—	319,150
Lease Financing	60,094	—	571	—	60,665
Paycheck Protection Program	5,612	340	191	203	6,346
Total Commercial	5,238,091	440,397	240,547	11,039	5,930,074
Consumer
Residential Mortgage	4,547,413	5,489	69,417	358	4,622,677
Home Equity	2,150,003	41	45,800	—	2,195,844
Automobile	616,771	—	131,323	38,816	786,910
Other [2]	328,987	—	45,082	9,009	383,078
Total Consumer	7,643,174	5,530	291,622	48,183	7,988,509
Total Loans and Leases	$12,881,265	$445,927	$532,169	$59,222	$13,918,583
December 31, 2023
Commercial
Commercial Mortgage	$3,270,239	$288,174	$190,165	$438	$3,749,016
Commercial and Industrial	1,422,819	142,264	71,576	16,040	1,652,699
Construction	304,463	—	—	—	304,463
Lease Financing	59,152	—	787	—	59,939
Paycheck Protection Program	9,192	1,522	318	337	11,369
Total Commercial	5,065,865	431,960	262,846	16,815	5,777,486
Consumer
Residential Mortgage	4,606,763	3,467	73,504	437	4,684,171
Home Equity	2,216,554	44	48,229	—	2,264,827
Automobile	648,937	—	146,885	42,008	837,830
Other [2]	343,054	—	48,020	9,638	400,712
Total Consumer	7,815,308	3,511	316,638	52,083	8,187,540
Total Loans and Leases	$12,881,173	$435,471	$579,484	$68,898	$13,965,026

1
For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.
2
Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawai‘i. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawai‘i.

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Low-Income Housing and Other Equity Investments	$221,255	$208,858	$12,397
Deferred Tax Assets	163,996	183,691	(19,695)
Derivative Financial Instruments	74,414	95,069	(20,655)
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	64,988	62,272	2,716
Prepaid Expenses	22,288	18,237	4,051
Deferred Compensation Plan Assets	19,982	13,448	6,534
Accounts Receivable	17,238	17,073	165
Other	36,194	40,810	(4,616)
Total Other Assets	$620,355	$639,458	$(19,103)
Low-income housing and other equity investments increased by $12.4 million due to increased funding of existing projects. Deferred tax assets and tax receivable decreased by $19.7 million due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities and decrease in federal income tax receivable. Derivative financial instruments decreased by $20.7 million due to decreasing fair value of our interest rate swaps impacted by prevailing interest rates, partially offset by the termination of certain fair value hedges. Prepaid expenses increased by $4.1 million due to an increase in prepaid insurance and other prepaid expenses. Deferred compensation plan assets increased by $6.5 million primarily due to contributions from plan participants and net appreciation in plan assets during the period.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Consumer	$10,340,466	$10,319,809	$20,657
Commercial	8,356,239	8,601,224	(244,985)
Public and Other	2,281,617	2,134,012	147,605
Total Deposits	$20,978,322	$21,055,045	$(76,723)

Total deposits were $21.0 billion as of September 30, 2024, a decrease of $76.7 million or 0.4% from December 31, 2023. Consumer deposits increased by $20.7 million due to an increase of $231.1 million in time deposits, partially offset by a decrease of $210.4 million in core deposits, which include all deposits excluding time deposits. Commercial deposits decreased by $245.0 million primarily from decreases of $178.7 million in core deposits and $66.3 million in time deposits. Public and other deposits increased by $147.6 million due to an increase of $201.2 million in core deposits, partially offset by a decrease of $53.6 million in time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Money Market	$3,595,930	$3,258,631	$337,299
Regular Savings	5,067,217	4,930,841	136,376
Total Savings Deposits	$8,663,147	$8,189,472	$473,675

The increase in Money Market was primarily due to an increase in commercial deposits of $372.9 million partially offset by $35.6 million decrease in consumer deposits. The increase in Regular Savings was primarily due to increases in consumer deposits of $139.1 million and $8.6 million in public deposits, partially offset by a decrease of $11.3 million in commercial deposits.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Remaining maturity:
Three months or less	$490,170	$663,342	$(173,172)
After three through six months	400,895	382,684	18,211
After six through twelve months	350,446	236,205	114,241
After twelve months	313,937	483,841	(169,904)
Total	$1,555,448	$1,766,072	$(210,624)

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

Uninsured Deposits Reconciliation		Table 11a
(dollars in thousands)	September 30, 2024 [1]	December 31, 2023
Estimated Uninsured Deposits, as Reported in our Call Report [1]	$11,131,318	$11,012,425
Less:
Deposits Collaterized by Government-Backed Securities	(2,095,322)	(2,038,011)
Intercompany Deposits of Wholly-Owned Subsidiaries	(145,689)	(69,399)
Other	(74,636)	(34,340)
Adjusted Uninsured Deposits	$8,815,671	$8,870,675

1
Balances presented as of September 30, 2024 are preliminary.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Private Institutions	$100,000	$150,000	$(50,000)
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$100,490	$150,490	$(50,000)

Securities sold under agreements to repurchase were $100.5 million and $150.5 million as of September 30, 2024 and December 31, 2023, respectively. In May 2024, a private institution exercised their right to call on one repurchase agreement with a balance of $50.0 million, resulting in its termination. As of September 30, 2024, the weighted-average interest rate remained relatively unchanged from December 31, 2023 (1.55% for government entities and 3.80% for private institutions). The weighted-average interest rates as of September 30, 2024 for our outstanding agreements with government entities and private institutions were 1.55% and 3.88%, respectively, with all rates being fixed. The weighted-average maturities as of September 30, 2024 for our repurchase agreements with government entities and private institutions were 0.11 year and 4.13 years, respectively. Each of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as sales and subsequent repurchases of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	8,297	10,190	(1,893)
Total	$558,297	$560,190	$(1,893)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 10 to the unaudited Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023 [1]	2024	2023 [1]
Consumer Banking	$32,993	$34,587	$97,086	$99,663
Commercial Banking	28,929	31,015	87,784	95,004
Total	61,922	65,602	184,870	194,667
Treasury and Other	(21,564)	(17,699)	(74,038)	(53,861)
Consolidated Total	$40,358	$47,903	$110,832	$140,806
[1] Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income decreased by $1.6 million or 5% in the third quarter of 2024 compared to the same period in 2023 primarily due to increases in noninterest expense and the provision for credit losses, as well as a decrease in net interest income, partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to higher allocated administrative and support unit costs. The increase in the provision for credit losses was primarily due to higher net charge-offs in the installment loan and auto loan portfolios. The decrease in net interest income was primarily due to lower deposit spreads on higher deposit balances, partially offset by higher loan spreads. The increase in noninterest income was primarily due to higher trust and asset management fees.

Net income decreased by $2.6 million or 3% in the first nine months of 2024 compared to the same period in 2023 primarily due to increases in noninterest expense and the provision for credit losses, partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to higher allocated FDIC insurance costs and higher allocated administrative and support unit costs. The increase in the provision for credit losses was primarily due to higher net charge-offs in the installment loan and residential loan portfolios. The increase in noninterest income was primarily due to higher trust and asset management fees.

Commercial Banking

Net income decreased by $2.0 million or 6.7% in the third quarter of 2024 compared to the same period in 2023 primarily due to decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expense and a reduction in the tax provision. The decrease in net interest income was primarily due to reductions in deposit balances and an increase in the provision for credit losses. The decrease in net interest income was partially offset by an increase in loan balances. The decrease in noninterest income was primarily due to a decrease in customer derivative program revenue, partially offset by an increase in other loan fees. The decrease in noninterest expense is primarily due to reduced allocated administrative and support unit expenses, lower salaries & benefits, and lower broker charges related to the customer derivative program, partially offset by an increase in operational losses.

Net income decreased by $7.2 million or 7.6% in the first nine months of 2024 compared to the same period in 2023 primarily due to decreases in interest income and noninterest income, partially offset by a decrease in noninterest expense, and a reduction in the tax provision. The decrease in net interest income was primarily due to lower deposits spreads and an increase in the provision for credit losses. The decrease in noninterest income is primarily due to reduced customer derivative program revenue. The decrease in noninterest expense is primarily due to reduced allocated administrative and support unit expenses, salaries & benefits, and broker charges related to the customer derivative program.

Treasury and Other

Net income decreased by $3.9 million in the third quarter of 2024 compared to the same period last year primarily due to lower noninterest income. The decrease in noninterest income was primarily due to gains on extinguishments of repurchase agreements in the third quarter of 2023. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased by $20.2 million or 37% in the first nine months of 2024 compared to the same period last year primarily due to lower net interest income and noninterest income partially offset by lower noninterest expense. The decrease in net interest income was primarily due to higher funding costs offset by an increase in interest income from higher asset yields. The lower noninterest income was primarily due to gains on extinguishments of repurchase agreements in 2023. The lower noninterest expense was primarily due to lower salaries and benefits from overall lower headcount. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

We actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and closely monitor our reserves and capital to address both anticipated and unforeseen issues. Risk management activities include analysis of portfolio segments and stress tests of certain segments to ensure that reserve and capital levels are appropriate. We perform frequent loan and lease-level risk monitoring and risk rating reviews, which provide opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on NPAs and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	September 30, 2024	December 31, 2023	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$6,218	$39	$6,179
Commercial Mortgage	2,680	2,884	(204)
Total Commercial	8,898	2,923	5,975
Consumer
Residential Mortgage	4,269	2,935	1,334
Home Equity	3,947	3,791	156
Total Consumer	8,216	6,726	1,490
Total Non-Accrual Loans and Leases	17,114	9,649	7,465
Foreclosed Real Estate	2,667	2,098	569
Total Non-Performing Assets	$19,781	$11,747	$8,034
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,421	$3,814	$607
Home Equity	1,980	1,734	246
Automobile	580	399	181
Other [1]	554	648	(94)
Total Consumer	7,535	6,595	940
Total Accruing Loans and Leases Past Due 90 Days or More	$7,535	$6,595	$940
Total Loans and Leases	$13,918,583	$13,965,026	$(46,443)
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.07%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.14%	0.08%	0.06%
Ratio of Non-Performing Assets to Total Assets	0.08%	0.05%	0.03%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.15%	0.05%	0.10%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.14%	0.11%	0.03%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.13%	0.07%
Changes in Non-Performing Assets
Balance as of December 31, 2023	$11,747
Additions	12,466
Reductions
Payments	(2,499)
Return to Accrual Status	(1,716)
Charge-offs/Write-downs	(217)
Total Reductions	(4,432)
Balance as of September 30, 2024	$19,781

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

Non-accrual loans as of September 30, 2024 were $17.1 million, an increase of $7.5 million or 77% from December 31, 2023 primarily due to increases in commercial and industrial and residential mortgage non-accrual loans. Commercial and industrial non-accrual loans increased $6.2 million from December 31, 2023, which primarily relates to one borrower. During the three months ended September 30, 2024, we recorded a $1.4 million charge-off in connection with our commercial and industrial non-accrual loans. Residential mortgage non-accrual loans increased $1.3 million or 45% from December 31, 2023. As of September 30, 2024, our residential mortgage non-accrual loans were comprised of 17 loans with a weighted average current loan-to-value ratio of 76.6%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $2.7 million as of September 30, 2024 compared to $2.1 million as of December 31, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $7.5 million as of September 30, 2024, a $0.9 million or 14% increase from December 31, 2023. The increase was primarily in residential mortgage and home equity.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$151,155	$151,702	$152,429	$151,247
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,021)	(294)	(2,256)	(758)
Consumer
Residential Mortgage	—	—	(48)	(6)
Home Equity	(125)	(13)	(362)	(68)
Automobile	(1,651)	(1,353)	(3,794)	(4,309)
Other [1]	(2,539)	(1,957)	(7,461)	(6,296)
Total Loans and Leases Charged-Off	(5,336)	(3,617)	(13,921)	(11,437)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	66	72	445	225
Consumer
Residential Mortgage	48	69	153	188
Home Equity	318	131	615	893
Automobile	552	721	1,559	2,170
Other [1]	522	575	1,645	1,867
Total Recoveries on Loans and Leases Previously Charged-Off	1,506	1,568	4,417	5,343
Net Charged-Off - Loans and Leases	(3,830)	(2,049)	(9,504)	(6,094)
Provision for Credit Losses:
Loans and Leases	3,684	1,945	10,432	6,918
Unfunded Commitments	(684)	55	(3,032)	(418)
Total Provision for Credit Losses	3,000	2,000	7,400	6,500
Balance at End of Period	$150,325	$151,653	$150,325	$151,653
Components
Allowance for Credit Losses - Loans and Leases	$147,331	$145,263	$147,331	$145,263
Reserve for Unfunded Commitments	2,994	6,390	2,994	6,390
Total Reserve for Credit Losses	$150,325	$151,653	$150,325	$151,653
Average Loans and Leases Outstanding	$13,809,977	$13,903,214	$13,836,760	$13,833,164
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.11%	0.06%	0.09%	0.06%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.06%	1.04%	1.06%	1.04%

1
Comprised of other revolving credit, installment, and lease financing.
2
The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the "Allowance")

As of September 30, 2024, the Allowance was $147.3 million or 1.06% of total loans and leases outstanding, compared with an Allowance of $146.4 million or 1.05% of total loans and leases outstanding as of December 31, 2023. The Allowance as of September 30, 2024, continues to include a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases for the three and nine months ended September 30, 2024 were $3.8 million or 0.11% and $9.5 million or 0.09%, respectively of total average loans and leases on an annualized basis, compared to $2.0 million or 0.06% and $6.1 million or 0.06% of total average loans and leases on an annualized basis for the three and nine months ended September 30, 2023, respectively, primarily due to higher gross charge-offs in both commercial and industrial and other consumer portfolios.

Reserve for Unfunded Commitments

The Unfunded Reserve was $3.0 million as of September 30, 2024, a decrease of $3.0 million or 45% from December 31, 2023, primarily driven by higher commercial and industrial utilization rates and a slight decline in construction commitments. The reserve for unfunded commitments is recorded in other liabilities in the unaudited Consolidated Statements of Condition.

Provision for Credit Losses

For the three and nine months ended September 30, 2024, the provision for credit losses was $3.0 million and $7.4 million, respectively, compared to $2.0 million and $6.5 million for the same periods last year.

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

We utilize two management guidelines to measure our interest rate risk exposure to fluctuations in interest rates: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve that range from -400 basis points to +400 basis points. NII sensitivity is measured over two successive 12-month periods and thus evaluates interest rate risk over short-term and medium-term time horizons, while EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the nine months ended September 30, 2024, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation as a result of balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolio has significant repricing volumes and cash flows from maturities and paydowns, providing us with the opportunity to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of September 30, 2024, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 11 to the unaudited Consolidated Financial Statements.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of September 30, 2024 and December 31, 2023, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the statement of condition and interest rates are generally unchanged. Based on our net interest income simulation as of September 30, 2024, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of September 30, 2024, NII sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2024, was less sensitive in comparison to the sensitivity profile for December 31, 2023. NII sensitivity decreased due primarily to an increase in assumed deposit repricing sensitivity. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus, net interest income may decrease from the base case in the near term if short-term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long-end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$60,576	11.6%	$109,909	21.6%
+300	47,172	9.1	85,238	16.7
+200	33,245	6.4	59,228	11.6
+100	18,787	3.6	31,961	6.3
-100	(22,023)	(3.8)	(33,605)	(6.6)
-200	(41,298)	(7.9)	(64,601)	(12.7)
-300	(61,904)	(11.9)	(95,971)	(18.8)
-400	(82,601)	(15.9)	(129,431)	(25.4)

Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the statement of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	September 30, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$(871,015)	(25.2)%	$(852,829)	(30.1)%
+300	(625,559)	(18.1)	(624,395)	(22.1)
+200	(389,224)	(11.3)	(396,259)	(14.0)
+100	(179,313)	(5.2)	(180,902)	(6.4)
-100	142,081	4.1	136,083	4.8
-200	213,277	6.2	188,466	6.7
-300	(58,231)	(1.7)	42,697	1.5
-400	(355,395)	(10.3)	(235,282)	(8.3)

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

We maintain access to ample sources of readily available contingent liquidity. As of September 30, 2024 we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.2 billion. We are also a member of the FHLB Des Moines. As of September 30, 2024, we had pledged loans to the FHLB and had remaining borrowing capacity of $1.9 billion.

In addition, we utilize our investment securities portfolio as collateral to secure deposits of public entities as well as repurchase agreements with private institution counterparties. The high-quality nature of our investment securities portfolio, which consists primarily of government and agency securities, facilitates the use of these assets for pledging purposes.

Other sources of liquidity also include investment securities in our AFS securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and relatively low-cost source of funding. Additional funding is also available through the issuance of long-term debt or equity.

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of September 30, 2024, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position. As of September 30, 2024, cash and cash equivalents were $1.3 billion, the carrying value of our AFS investment securities was $2.6 billion, and total deposits were $21.0 billion. As of September 30, 2024, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 3.31 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL, which will be complete as of December 31, 2024. As of September 30, 2024, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since September 30, 2024, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of September 30, 2024 and December 31, 2023.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	September 30, 2024	December 31, 2023
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,329,373	$1,238,756
Add: CECL Transitional Amount	2,375	4,749
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(22,755)	(23,261)
Net Unrealized Losses on Investment Securities [2]	(312,605)	(373,427)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,638,560	1,611,645
Preferred Stock, Net of Issuance Cost	336,101	175,487
Tier 1 Capital	1,974,661	1,787,132
Allowable Reserve for Credit Losses	148,310	148,400
Total Regulatory Capital	$2,122,971	$1,935,532
Risk-Weighted Assets	$14,054,698	$14,226,780
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.66%	11.33%
Tier 1 Capital Ratio	14.05	12.56
Total Capital Ratio	15.11	13.60
Tier 1 Leverage Ratio	8.38	7.51

1 Regulatory capital ratios as of September 30, 2024 are preliminary.

2 Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.

As of September 30, 2024, shareholders’ equity was $1.7 billion, an increase of $251.2 million or 18% from December 31, 2023. For the first nine months of 2024, net income of $110.8 million, net preferred stock issuance of $160.6 million, other comprehensive income of $61.3 million, share-based compensation of $11.1 million, and common stock issued under purchase and equity compensation plans of $4.1 million were offset by cash dividends declared of $84.2 million on common shares, common stock repurchased of $5.1 million, and cash dividends declared of $7.4 million on preferred shares. No shares of common stock were repurchased under the share repurchase program in the third quarter of 2024. From the beginning of our share repurchase program in July 2001 through September 30, 2024, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share.

Remaining buyback authority under our share repurchase program was $126.0 million as of September 30, 2024. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2024, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. Dividends will be payable on November 1, 2024, to shareholders of record of the preferred stock at the close of business on October 17, 2024.

In October 2024, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on December 13, 2024, to shareholders of record of the common stock at the close of business on November 29, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2024	1,246	$56.18	—	$126,038,927
August 1 - 31, 2024	380	68.22	—	126,038,927
September 1 - 30, 2024	792	63.13	—	126,038,927
Total	2,418	$60.35	—

1
During the third quarter of 2024, 2,418 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawai‘i Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

4.1

Deposit Agreement, dated June 15, 2021, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.2	Form of Depository Receipt (included in Exhibit 4.1)

4.3

Deposit Agreement, dated June 21, 2024, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 21, 2024)

4.4	Form of Depository Receipt (included in Exhibit 4.3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	The cover page for the Company’s Quarterly Report on the Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 28, 2024		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board and Chief Executive Officer

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair and Chief Financial Officer