Form 10-K
period 2024-12-31
BANK OF HAWAII CORP
filed 2025-03-04
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $57.21, was approximately $2,235,050,474. There was no non-voting common equity of the registrant outstanding on that date.

As of February 13, 2025, there were 39,760,303 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end ended December 31, 2024.

Bank of Hawaii Corporation

2024 Form 10-K Annual Report

Part I

Item 1. Business

General

Bank of Hawaii Corporation (“Bank of Hawai‘i Corporation” or the “Parent”) is a Delaware corporation and a bank holding company (“BHC”) headquartered in Honolulu, Hawai‘i. The Parent’s principal operating wholly-owned subsidiary, Bank of Hawai‘i (“Bank of Hawaiʻi” or the “Bank”), was organized on December 17, 1897, and is chartered by the State of Hawai‘i. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Reserve System. The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaiʻi, Guam, and other Pacific Islands. References to “we,” “our,” “us,” or “the Company” refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes. The Bank’s subsidiaries are identified in Exhibit 21.1 to this Form 10-K and include, among others, Bankoh Investment Services, Inc. and Pacific Century Life Insurance Corporation. The Bank’s subsidiaries are engaged in securities brokerage, investment advisory services, and providing credit insurance. We are organized into three business segments for management reporting purposes: Consumer Banking, Commercial Banking, and Treasury and Other. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 13 in Item 8. “Notes to Consolidated Financial Statements” for more information.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Corporate Governance Guidelines; charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and our Code of Business Conduct and Ethics are available on our website at www.boh.com. Printed copies of this information may be obtained, without charge, by written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaiʻi, 96813.

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

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management process.

In November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under this rule, a bank holding company, such as Parent, and a national bank, such as the Bank, are required to notify the Federal Reserve of OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization's ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States.

The Parent

The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examination by the Board of Governors of the Federal Reserve (the “FRB”). The Parent is also registered as a financial institution holding company under the Hawaiʻi Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), banks and BHCs from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. Banks also have the ability, subject to certain restrictions, to acquire branches outside their home states by acquisition or merger under the Riegle-Neal Act. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaiʻi.

Bank of Hawaiʻi

The Bank is subject to extensive federal, state, territorial and foreign regulations that significantly affect its business and activities. The Bank is subject to supervision of the FRB and examination by the Federal Reserve Bank of San Francisco, the Consumer Financial Protection Bureau (the “CFPB”), and the State of Hawaiʻi Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent “unsafe” or “unsound” banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate to, among other compliance matters, operations and management, asset quality, interest rate exposure, capital, executive compensation, and consumer protection. The regulatory bodies are authorized to take informal (non-public) or formal (public) supervisory actions against regulated entities, including BHCs and banks, that fail to meet such standards, including, without limitation, the issuance of written agreements, cease-and-desist orders, and consent orders, which may, among other things, result in restrictions on a bank’s ability to pay dividends, requirements to increase capital, restrictions on activities, the imposition of civil monetary penalties, and revocation of a bank’s charter for the most severe infractions, or putting such a bank into receivership if it is not financially viable.

Bankoh Investment Services, Inc., the broker-dealer and investment adviser subsidiary of the Bank, is incorporated in Hawaiʻi and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA’s Insurance Division. Pacific Century Life Insurance Corporation is a subsidiary of the Bank and is incorporated in Arizona and is primarily regulated by the State of Arizona Department of Insurance.

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2024, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 in Item 8. “Notes to Consolidated Financial Statements” for more information.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent’s principal source of funds to pay dividends on its common stock and preferred stock and to service its liabilities is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries. For information regarding the limitations on the Bank’s ability to pay dividends to the Parent, see Note 11 in Item 8. “Notes to Consolidated Financial Statements.”

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

The Volcker Rule

In December 2013, the Federal Reserve, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volcker Rule.” The Volcker Rule, as amended on August 20, 2019, generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule has not had a material impact on the Company’s financial condition and results of operation.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and adjusted average total assets. The Bank’s FDIC insurance assessment was $17.9 million in 2024, $28.3 million in 2023 and $6.5 million in 2022. The increase in the FDIC insurance during 2023 was primarily related to a special assessment, discussed below.

In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank. The assessment was based on reported uninsured deposits as of December 31, 2022. The FDIC could cease collection early or extend the special assessment period as they deem necessary depending on whether the amount the FDIC collects from the special assessment is higher or lower than the actual or estimated FDIC losses. The initial FDIC special assessment of $14.7 million was accrued during the year ended December 31, 2023. Subsequent adjustments increased the special assessment by $1.9 million to $16.6 million. These adjustments were accrued during the year ended December 31, 2024. The special assessment is being paid in eight quarterly installments, which began in June 2024.

A depository institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, or order or condition enacted or imposed by a regulatory agency. Termination of the Bank’s deposit insurance would end its ability to function as a commercial bank in Hawaiʻi.

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

Community Reinvestment and Consumer Protection Laws

▪
Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open, close, or relocate a branch or facility. The Bank’s current CRA rating is “outstanding.”

In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. Most of the rule's provisions will become applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

▪
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

The Bank has been required to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. The Company maintains procedures and systems to identify its customers, and to monitor and block transactions related to prohibited persons and entities. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, the federal financial institution regulatory agencies consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. These agencies are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, the Company's anti-money laundering compliance programs.

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy' requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for Bank Secrecy Act compliance; expands enforcement and investigation-related authority, including a significant expansion in the available sanctions for certain Bank Secrecy Act violations; and expands Bank Secrecy Act whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other measures, the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

Human Capital Management

As of December 31, 2024, we employed 1,865 full-time equivalent employees, of which 1,732 are located in the State of Hawaiʻi, with the remainder located in Guam, other Pacific Islands, and other U.S. states. None of our employees are subject to a collective bargaining agreement.

People are our heart and soul, and we value the contributions of all of our teammates. We are committed to building an engaged and connected employee community. We introduced a role dedicated to Culture and Employee Experience. A driving focus is creating a human-centric, inclusive and innovative environment that nurtures a strong sense of belonging, fuels continuous learning and develops effective leaders, who drive exceptional employee experiences and continued organizational success. Key areas of focus for us include:

We believe in a work environment where teammates feel they belong and be their authentic selves leading them to thrive, contribute and succeed. As of December 31, 2024, approximately 88% of our workforce identifies as minorities (non-Caucasian) and approximately 61% of our employees are female. Among our senior leaders and managers, 82% are minorities and 59% are female. We conduct regular external pay equity studies to evaluate compensation practices and confirm that gender pay gaps do not exist. Our commitment is to create a workplace where every individual feels valued, known, empowered and inspired.

Leadership and Employee Development: We are committed to the success of our teammates and have focused on their growth and development both personally and professionally. We nurture a collaborative, digitally connected workplace aligned to the changing needs of the work environment. Skills and professional development training is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders. Making Leadership Excellence a Priority is a key component of the Employee Experience, and we need our leaders to deliver exceptional employee experiences and develop the successful workforce of tomorrow. Key initiatives include the continued support of executive coaching to elevate leadership capabilities, a new senior leader development series called the Leadership Excellence Forum, a competitive Leadership Development Program, a hybrid Pathways to Professional Excellence cohort with 36 employees from Oahu, the neighbor islands and the West Pacific and an enhanced online performance management process that empowers the employee to own the first step of the performance review process.

To help maintain Hawaiʻi’s special culture of ‘ohana and working together toward common goals, continued attention was paid to engaging teammates in a hybrid environment. Based on employee feedback from surveys, online and in-person sessions were continued in 2024 to connect with employees and encourage collaboration. “Recruit Connect” continued in 2024 to help teammates identify job opportunities within the Company and find out more about them. In some cases, sessions led to referred candidates joining the Bank, and to current employees finding a new career path. “Manager Excellence Forums” continued in

2024 as a platform connecting managers so that they can learn from and support one another when facing real management issues and discuss practical solutions. Manager engagement has been key to navigating the ever-changing business environment, and these forums help managers stay connected and improve their management skills while moving forward with their teams. Topics have included: Evaluating Employees and Meaningful Conversations to prepare our managers for the 2024 Performance, Merit & Bonus season, Rising Team, and how our leaders can continue to build stronger team dynamics. “Rising Team” continued to be a priority in 2024. This new and modern technology platform provides a way for us to strengthen our connection with our teammates. “Rising Team” enables managers to confidently facilitate sessions with their team and offers everyone the opportunity to share thoughts and feedback in real time on a variety of leadership themed topics, such as Psychological safety, Appreciation, Natural talents and Career horizons.

Employee Benefits: We believe in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and engage employees. In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include: mortgage discount program, student loan assistance program, well-being sessions, and personal finance education. We continue to incorporate mental health, financial well-being, social health, community, and a positive employee experience in their well-being strategies, in addition to physical health. In 2024, we expanded resources to support employees and actively sought new ways to foster an environment where employees feel empowered to bring their whole selves to work.

Health and Safety: The health and safety of our employees is a priority. We continue our commitment to workplace safety and workforce health to maintain business and operational continuity without diminishing our focus on both employee and customer safety.

Information about our Executive Officers

Listed below are executive officers of the Parent.

Peter S. Ho, 59

Chairman and Chief Executive Officer since July 2010; President from April 2008 to July 2024.

James C. Polk, 58

President since July 2024; Chief Banking Officer since January 2022; Chief Commercial Officer from January 2020 to December 2021; Vice Chair since June 2016.

Dean Y. Shigemura, 61

Vice Chair since December 2017; Chief Financial Officer since March 2017.

Marco A. Abbruzzese, 59

Vice Chair, Senior Executive Director of Wealth Management since January 2022; Regional Managing Director - Washington, Oregon and Alaska of Wells Fargo from June 2009 to December 2021.

Matthew K.M. Emerson, 47

Chief Retail Banking Officer since July 2024; Chief Strategy Officer since November 2023; Vice Chair since November 2022; Senior Executive Director of Mortgage Banking and Loans from February 2020 to November 2023; Senior Executive Vice President and Senior Executive Director of eCommerce from September 2018 to February 2020.

Patrick M. McGuirk, 55

Vice Chair and Chief Administrative Officer since September 2023; Senior Executive Vice President and Chief General Counsel from November 2020 to September 2023; Executive Vice President and General Counsel at Flagstar Bank from December 2014 to October 2020.

Taryn L. Salmon, 54

Vice Chair and Chief Information and Operations Officer since April 2024.

S. Bradley Shairson, 55

Vice Chair and Chief Risk Officer since March 2024; Deputy Chief Risk Officer from May 2023 to March 2024; Chief Operating Officer and Chief Risk Officer of Regions Bank Capital Markets from March 2017 to April 2023.

Item 1A. Risk Factors

There are a number of risks and uncertainties, including those material risk factors described below, that could negatively affect our business, financial condition, results of operations, liquidity and the trading price of our common stock.

To the extent that any of the information in this Form 10-K constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

Risks Related to Macroeconomic and Political Conditions

Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands.

Our business and operations are primarily concentrated in Hawaiʻi and the Pacific Islands. The local economic conditions in these market areas have a significant impact on the Company's ability to originate loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in the general business and economic conditions caused by declines in one or more key industries, inflation, recession, unemployment, U.S. tariffs on imported goods or retaliatory tariffs on U.S. goods, or other factors beyond the Company's control can affect, and has in the past affected, these local economic conditions.

These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, unemployment rates, occupancy rates, real or threatened acts of war or terrorism, public unrest, increases in energy costs, inflation, tariffs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues, and federal, State of Hawaiʻi and local government budget issues may impact consumer and corporate spending. The level of domestic and international visitor arrivals and spending, housing prices, real estate values, and unemployment rates are some of the metrics that we regularly monitor. We are also continuing to monitor Maui's recovery from the August 2023 wildfire. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events.

Deterioration of business and economic conditions, particularly in Hawaiʻi and the West Pacific, has in the past adversely affected, and in the future could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues, higher expenses, and lower earnings.

Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations.

Our loan portfolio is largely secured by real estate, with a particular concentration of real estate located in Hawaiʻi and the West Pacific. As of December 31, 2024, our residential mortgage loans represented $4.6 billion, or 32.9%, of our total loan and lease portfolio and our commercial mortgage loans represented approximately $4.0 billion, or 28.6%, of our total loan and lease portfolio.

Payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them. Payments on loans secured by residential real estate often depends on the employment of the homeowner. Repayment of loans may be affected by factors such as adverse conditions in the real estate market, changes in business and economic conditions, changes in government regulation, or the impact of trends toward hybrid work. Decreases in tenant occupancy, rental rates and home sales in Hawaiʻi and the West Pacific can have, and in the past have had, a negative effect on the ability of borrowers to make timely repayments of their loans and the value of the collateral, held as security for these loans, thereby increasing the credit risk associated with the loan portfolio. Declines in real estate value and sales volumes and higher unemployment in Hawaiʻi and the West Pacific may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

A sustained period of high inflation or other high cost economic environment could pose a risk to local economies and the financial performance of the Bank.

A prolonged period of inflation or other period of high cost of goods such as a result of tariffs given that Hawaiʻi imports certain goods from Mexico, Canada and other countries that may become subject to tariffs, may impact our profitability by negatively impacting our costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding the economic environment could result in changes in consumer and commercial spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers.

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

Disruptions, instability and failures in the banking industry may negatively impact us.

Events impacting the financial services industry, such as the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among uninsured consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, resulted in unrealized losses in longer duration securities and loans held by banks, and more competition for bank deposits. These events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock. These events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access wholesale funding, loss of client deposits or changes in our credit ratings could negatively impact our overall liquidity or capitalization, including by increasing the cost of capital or limiting our ability to access capital markets. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses.

Any reduction in defense spending by the federal government in the State of Hawaiʻi could adversely impact the economy in Hawaiʻi and the West Pacific.

The U.S. military has a major presence in Hawaiʻi and the West Pacific. As a result, the U.S. military is an important aspect of the economies in which we operate. The funding of the U.S. military is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability and willingness of the U.S. Government to enact legislation. U.S. Government appropriations have been and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. Cuts in defense and other security spending in the State of Hawaiʻi could have an adverse impact on the economies in which we operate, which could adversely affect our business, financial condition, and results of operations.

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

Changes in monetary policy, including changes in interest rates, will influence the origination of loans and leases, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Any substantial prolonged change in market interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads. If we are unable to continue to fund loans and other assets through customer deposits or access capital markets on favorable terms or if we otherwise fail to manage our liquidity effectively, our liquidity, net interest margin, financial results and condition may be adversely affected.

Fixed rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, our results of operations could be negatively impacted.

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets including mortgage servicing rights, and our ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased credit loss reserve requirements that could have a material adverse effect on our results of operations

Increased credit losses for the Bank could result if economic conditions stagnate or deteriorate. The risk of nonpayment on loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated expected credit losses over the life of the loan and lease portfolio as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolios in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. Should economic conditions stagnate or deteriorate nationally or in Hawaiʻi, we may be required to take increased reserves and/or experience higher credit losses in future periods. Inability of our borrowers to make timely repayments on their loans, or decreases in real estate collateral values may result in increased delinquencies, foreclosures, and customer bankruptcies, any of which could have a material adverse effect on our financial condition or results of operations.

Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $19.3 million, or 0.14%, of total loans and leases and foreclosed real estate at December 31, 2024. Our criticized loans were $296.2 million, or 2.10%, of total loans and leases at December 31, 2024. The risk of nonpayment on loans and leases is inherent in all lending activities and, like all financial institutions, we maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety.

In determining the level of the reserve for credit losses, we consider numerous factors and our management makes various assumptions and judgments about the loan and lease portfolios, some of which are difficult, subjective, and involve complex judgments. Many of these assumptions are based on current economic conditions, particularly in Hawaiʻi and the West Pacific. If economic conditions stagnate or deteriorate, particularly in Hawaiʻi and the West Pacific, our borrowers may not be able to make timely repayments on their loans or real estate collateral values may decline, resulting in increased delinquencies, foreclosures, and customer bankruptcies, resulting in corresponding increases in credit losses. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers responses to changing business and economic conditions, interest rate environments, inflation and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

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

In addition, Hawaiʻi’s appellate courts have made rulings that increase the complexity and risk of nonjudicial, or out-of-court, foreclosures. At the same time, a chronic backlog of cases in the Hawaiʻi courts has slowed the judicial foreclosure process, which delays the Bank’s ability to take over, preserve and sell the mortgaged property. Delays in the foreclosure process also could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process, which in turn could affect our financial condition or results of operations.

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

Risks Related to Common Stock

The Parent’s liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Parent’s common and preferred stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations impose limitations on the payment of dividends, such as requiring regulatory approval under certain circumstances. Limitations on the Parent’s ability to receive dividends from the Bank could have a material adverse effect on the Parent’s ability to meet its obligations or pay dividends to shareholders.

There can be no assurance that the Parent will continue to declare cash dividends.

The Parent paid cash dividends of $112.3 million on common shares during 2024. In January 2025, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.

Our dividend payments may change from time-to-time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. Dividends on our common stock are subject to capital availability and periodic determinations by our Board of Directors. Additionally, so long as any share of Series A Preferred Stock or Series B Preferred Stock remains outstanding, unless the full dividends for the immediately preceding dividend period on all outstanding shares of Series A Preferred Stock and Series B Preferred Stock have been paid in full or declared and a sum sufficient for the payment has been set aside, we would not be permitted to declare or pay a dividend on our common stock. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including those required under the Dodd-Frank Act. The actual amount and timing of future dividends, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory and supervisory restrictions, and various other factors. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Risks Related to Regulatory Changes

Fiscal and monetary policy changes may significantly impact our profitability and liquidity.

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

We are and will continue to be subject to extensive examination, supervision and comprehensive regulation by federal bank regulatory agencies. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system and the financial system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. See Item 1. “Business – Supervision and Regulation” of this Annual Report on Form 10-K for information regarding regulation affecting the Company.

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

New laws, regulations, and changes, and the uncertainty surrounding whether such laws, regulations and changes will be implemented, interpreted, repealed or reinstated, in the current regulatory and political climate, may continue to increase our costs of regulatory compliance. For example, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, financial privacy laws, consumer protection laws, and other similar laws. Additionally, laws such as the USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities and require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts.

Because of these new laws, regulations, and changes, the bank regulatory framework is quickly changing and becoming increasingly stringent. Additionally, certain laws and regulations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These laws and regulations may significantly affect the markets in which we do business, the markets for and value of our assets and investments, and our ongoing operations, costs, and profitability.

In addition, there may be increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations designed to respond to recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing. Financial institutions, such as ourselves, could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could negatively affect our results of operations and financial condition or the market for our common stock.

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

We are subject to regulatory requirements relating to capital, which are subject to change from time to time. If we fail to meet applicable requirements, we may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and share repurchases. See “Regulatory Initiatives Affecting the Banking Industry” section in Item 7. “MD&A” for more information.

While we expect to continue to meet the capital requirements set forth by federal bank regulators, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends and share repurchases. Higher capital levels could also lower our return on equity.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent emails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ devices. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile data breaches involving other companies’ losses of customer personal and financial information, a material cybersecurity incident could cause customer and/or Bank losses, damage to our brand, and increase our costs through the ongoing cost of technology investments to improve security, as well as the potential financial and reputational impact of a cyber security incident involving the Company.

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

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate activity, and refinancing activity. Interest rates can affect the amount of mortgage banking activity and impact fee income and the fair value of our derivative financial instruments and mortgage servicing rights. Changes in the fair value of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income. If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our mortgage servicing rights may decrease, which could adversely affect our business, financial condition and results of operations. Mortgage banking income may also be impacted by changes in our strategy to manage our residential mortgage portfolio. For example, we may occasionally decide to add more conforming saleable loans to our portfolio (as opposed to selling the loans in the secondary market) which would reduce our gains on sales of residential mortgage loans. These variables could adversely affect mortgage banking income.

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

Risks related to representation and warranty provisions may impact our mortgage loan servicing business.

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2024, the unpaid principal balance of residential mortgage loans sold and serviced by the Company was $2.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2024, the Company repurchased three residential mortgage loans with an aggregate unpaid principal balance totaling $1.1 million as a result of the representation and warranty provisions contained in these contracts. The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.

Risks relating to residential mortgage loan servicing activities may adversely affect our results.

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. As of December 31, 2024, we serviced an aggregate unpaid principal balance of approximately $2.5 billion.

During any period in which our borrowers are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a borrower prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process.

Additionally, each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including available-for-sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, mark-to-market gains or losses may impact equity or income. The level of interest rates can impact the estimated fair value of investment securities. Mark-to-market values of non-hedged available-for-sale investment securities are recorded in shareholders’ equity as a component of other comprehensive income. Disruptions in the capital markets may require us to reserve for credit losses in future periods with respect to investment securities in our portfolio. The amount and timing of any credit allowance recognized will be measured as the difference between the security’s amortized cost basis and the amount expected to be collected over the security’s lifetime.

Natural disasters and adverse weather in Hawaiʻi and the West Pacific may negatively affect real estate property values and our operations.

Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, primarily located in Hawaiʻi with its unique weather and geology. Our business operations could suffer to the extent the Bank cannot utilize its branch network due to damage from weather or other natural disasters.

Real estate is also utilized as collateral for many of our loans. A natural disaster in Hawaiʻi or the West Pacific could cause property values in the affected areas to fall, might limit our customers' access to adequate property insurance, or otherwise impact borrowers’ ability to pay their financial obligations, any of which would increase our exposure to loan defaults and could require the Bank to record an impairment on our financial statements.

In August 2023, wildfires broke out in West Maui destroying the historic town of Lahaina as well as structures and farmland in Upcountry Maui and North Kihei. Roughly 2,200 structures were lost in the fire, 85% of which were homes. Though the economic recovery has been faster than anticipated, Maui's visitor industry remains depressed as the Maui economy continues its gradual post-wildfire recovery. While loans to our customers impacted by the Maui wildfires were not material to our total loan portfolio, real estate property values in the wildfire area were negatively affected and continue to be negatively affected during the wild-fire recovery period.

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

Our future performance will depend on our ability to respond timely to technological change.

The financial services industry is likely to become more competitive as further technological advances enable more companies, including non-depository institutions, to provide financial services. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Our bank's reputation is critical to establishing and retaining our customer relationships. Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. Because of the concentration of our business in Hawaiʻi and the West Pacific, we are particularly sensitive to the opinion of the public in those areas, which reflects the values and culture of our communities such as the Hawaiʻi's culture of ‘ohana. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal and/or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

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

We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our financial results for any particular period. See Note 20 in Item 8. “Notes to the Consolidated Financial Statements” under the discussion related to Contingencies for more information.

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

We have experienced increases in FDIC insurance assessments.

The Deposit Insurance Fund is supported mainly through quarterly assessments on insured banks, like the Bank. The Bank is subject to both base and special assessments. The Bank's base assessment is determined by the FDIC using a risk-based assessment rate and average total assets minus our average tangible equity. Special assessments are made by the FDIC based on reported uninsured deposits and often times in response to particular events. In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank. The assessment was based on reported uninsured deposits as of December 31, 2022. The Company's share of the FDIC special assessment was approximately $16.6 million. We may also experience increases in our base assessments depending on increases in our assessment base or assessment rate. Further increases in our assessment fees may have an adverse effect on our results of operations and financial condition.

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

Risk Management and Strategy

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall Enterprise Risk framework, of which one of the objectives is to ensure the confidentiality, integrity, and availability of our information sets through the maintenance of a comprehensive information security program. The program ensures regulatory compliance in alignment with Federal Financial Institutions Examination Council, the Sarbanes-Oxley Act of 2002, and the Gramm-Leach-Bliley Act. One of the key aspects of this program is a risk assessment that is used to identify industry and company-specific risks, measure control effectiveness, identify any gaps that need to be addressed, and linking our controls with applicable policies, standards and guidelines to ensure that responsible parties are aware of their obligations with respect to this program.

Governance

The Board of Directors holds ultimate responsibility for overseeing cybersecurity and information security risks. They dedicate substantial time and attention to this critical area, leveraging the technical expertise of their members. The Board regularly reviews an Enterprise-Wide Risk Report, which includes key cybersecurity risk measures and trends across the Company. Additionally, the Board annually reviews and approves the Information Security Policy and frequently receives presentations from the Chief Information Security Officer (“CISO”) on cybersecurity risks, industry trends, and best practices.

The Risk Management Committee, which is charged with assisting the Board of Directors in fulfilling its oversight responsibilities related to the Company’s enterprise-wide risk management framework, receives an operational risk update at least quarterly that includes a review of cybersecurity and information security risk.

The Board of Directors is also responsible for the approval and oversight of the Information Security (“IS”) Program. Our CISO, who is designated as the IS Program Coordinator, has over 15 years of relevant information technology, security and program management experience. Under the direction of the CISO, the IS Program focuses on preventing, detecting, and responding to cybersecurity incidents by ensuring the confidentiality, integrity and availability of company information. Central to incident management is the Information Security Incident Response Team, which is responsible for responding expeditiously and effectively to security incidents to minimize risks to the business, customers and consumers. In the event of an incident, we follow the detailed incident response plan, which outlines the steps to be followed from incident identification to mitigation, recovery and notification, including notifying functional areas, regulators, as well as senior leadership and the Board, as appropriate.

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

We depend on third-party service providers to support our business and operational activities and to help us achieve our strategic goals. However, these third parties can introduce various risks to us and our customers. To mitigate these risks, we have established a Third Party Risk Management framework. This framework equips us with the necessary tools and practices for effective oversight of third-party service providers, ensuring compliance with legal and regulatory obligations, contractual requirements, performance expectations, and our own principles and values.

Our vendor risk management practices are robust and include comprehensive risk assessments of suppliers, with a strong emphasis on cybersecurity. We use commercially available services to monitor our vendors, providing security scores for supplier technology services, threat intelligence, financial intelligence, and other cybersecurity-related considerations. Regular reviews are conducted to track changes in our vendors' cybersecurity risk posture, and continuous threat intelligence monitoring helps identify potential cybersecurity incidents involving third parties. We also strive to negotiate appropriate cybersecurity provisions in our vendor contracts.

For the 2024 period, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For further information, see Item 1A. “Risk Factors,” including the risk factor titled “An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.”

Item 2. Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaiʻi. We own and lease other branch offices and operating facilities located throughout Hawaiʻi and the West Pacific. We believe our current facilities are adequate to meet our needs. Additional information with respect to premises and equipment is presented in Notes 6 and 23 in Item 8. “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

We are from time to time subject to lawsuits, investigations and claims arising out of the conduct of our business. There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations. For additional information, see Note 20 in Item 8. “Notes to Consolidated Financial Statements,” under the discussion related to Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 13, 2025, there were 4,930 common shareholders of record.

The Parent’s Board of Directors considers on a quarterly basis the advisability of paying a cash dividend to its shareholders and the level and advisability of repurchasing shares of the Parent’s common stock. Under the Parent’s historical practice, dividends declared on common stock are paid within the quarter. See Item 1. “Business – Supervision and Regulation, Dividend Restrictions” of this report and Note 11 in Item 8. “Notes to Consolidated Financial Statements” for more information.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2024, there were no purchases of our common stock made by the Parent under our previously announced share repurchase program. The repurchases in the fourth quarter ended December 31, 2024, consisted of the following:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2024	2,190	$64.92	—	$126,038,927
November 1 - 30, 2024	393	77.07	—	126,038,927
December 1 - 31, 2024	—	—	—	126,038,927
Total	2,583	$66.77	—

1.
During the fourth quarter of 2024, 2,583 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2.
The share repurchase program was first announced in July 2001 with an initial authorization to repurchase $70 million in shares of common stock. The Board increased the share repurchase program, most recently in January 2019 by $130 million. The share repurchase program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor's (“S&P”) 500 Index, and the S&P Supercomposite Regional Bank Index. The Company has included the S&P Supercomposite Regional Bank Index to the graph because the companies in this index are the ones with which the Company competes for capital and talent. The graph assumes that $100 was invested on December 31, 2019, in the Parent’s common stock, the S&P 500 Index, and the S&P Supercomposite Regional Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
Bank of Hawaii Corporation	$100	$84	$95	$91	$89	$92
S&P 500 Index	$100	$118	$152	$125	$158	$197
S&P Supercomposite Regional Bank Index	$100	$93	$131	$107	$94	$114

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2024 and 2023 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2022 fiscal year, as well as the year-to-year comparison between fiscal 2023 and 2022, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (4) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (5) Disruptions, instability and failures in the banking industry may negatively impact us; (6) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (7) Changes in interest rates could adversely impact our results of operations and capital; (8) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (9) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (10) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (11) The Parent’s liquidity is dependent on dividends from the Bank; (12) There can be no assurance that the Parent will continue to declare cash dividends; (13) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (14) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (15) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (16) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (17) An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (18) Our mortgage banking income may experience significant volatility; (19) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (20) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (21) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (22) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (23) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (24) Competition may adversely affect our business; (25) Our future performance will depend on our ability to respond timely to technological change; (26) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (27) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (28) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (29) The soundness of other financial institutions may adversely impact our financial condition or results of operations; and (30) We have experienced increases in FDIC insurance assessments.

The risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations and projections include but are not limited to those described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our most recent Annual Report on Form 10-K and in subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 2 in Item 8. “Notes to Consolidated Financial Statements.” Application of GAAP requires us to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting estimates are not considered by management to be critical accounting estimates. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In determining which accounting estimates are critical accounting estimates we consider, among other things, whether the application of GAAP requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting estimates that we believe to be most critical in preparing our Consolidated Financial Statements are those that are related to the determination of the reserve for credit losses, fair value estimates, and income taxes. Additional information is presented in Note 2 in Item 8. “Notes to Consolidated Financial Statements.”

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions.

The reserve for credit losses consists of the allowance for credit losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”). Accounting estimates related to the reserve for credit losses are considered to be critical as these estimates involve considerable subjective judgment and estimation by management. These estimates are in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans and leases, the Allowance is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the Unfunded Reserve is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities in our consolidated statements of condition.

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. These adjustments can include accounting for new or discontinued products, changes in our portfolio composition, delinquency trends, and with forecasted economic conditions including but not limited to unemployment, real estate market conditions (e.g. prices, sales activity and inventory), visitor arrivals, and the uncertainty of other events (local, national and global). The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. However, a liability is not recognized for commitments unconditionally cancelable by the Company.

The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method. This method pools loans and leases into groups (“cohorts”) sharing similar risk characteristics based on product and risk ratings, and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.

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

We also consider qualitative adjustments to the quantitative baseline such as the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk, such as geography, industry, real estate property type; and economic trends and conditions, such as Hawaiʻi unemployment, real estate prices and market conditions, and visitor arrivals. We also consider changes in underwriting standards, and levels and trends in delinquencies and criticized loans and leases.

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

The company utilizes the University of Hawaiʻi Economic Research Organization (“UHERO”) macroeconomic forecast that is updated quarterly based on economic conditions and events. The forecast includes various economic variables for Hawaiʻi such as gross domestic product (“GDP”), unemployment rate, visitor arrivals, residential real estate market conditions, personal income, and inflation rate. We also utilize other forecast tools for broader U.S. economic variables such as interest rates, as well as to apply any overlays to the forecast.

The reserve for credit losses is generally sensitive to economic conditions and assumptions given the impact for potential losses for the consumer portfolio and risk rating migration for the commercial portfolio. For the consumer portfolio, as an example, an increase in the forecasted Hawaiʻi unemployment rate could lead to an increase in the rate of delinquencies and consequently charge-offs for consumer borrowers. For the Allowance at December 31, 2024, a 25 basis point increase in the forecasted Hawaiʻi unemployment rates would have increased the quantitative component of the Allowance for consumer loans by an estimated $1.4 million. For the commercial portfolio, the impact of adverse changes in economic conditions on borrowers will vary, and generally evaluated on a case-by-case basis to include the borrower’s existing and expected financial capacity. Borrowers that would be most adversely impacted are identified as having the potential for migrating from a Pass to a Classified risk rating. For the Allowance at December 31, 2024, a 50 basis point increase in the percentage of commercial loans risk rated as Classified would increase the quantitative component of the Allowance for commercial loans by an estimated $2.0 million. This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and assumptions may have on the Allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2024 and 2023, $2.9 billion or 12% and $2.5 billion or 11%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2024, and 2023, $154.1 million and $143.9 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.

As of December 31, 2024 and 2023, Level 3 financial assets recorded at fair value on a recurring basis were $0.7 million and $0.8 million, respectively, or less than 1% of our total assets, and were comprised primarily of mortgage servicing rights and derivative financial instruments. As of December 31, 2024 and 2023, there were no Level 3 financial liabilities recorded at fair value on a recurring basis.

We also use third party pricing services to assist our management in determining the value of securities. Our third party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third party pricing service such as: 1) Our third party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management also selects a sample of securities priced by the Company’s third party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Periodically, based on these reviews, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 3) On a quarterly basis, management reviews the pricing information received from our third party pricing service. This review process includes a comparison to a second source. 4) Our third party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third party pricing service. Our third party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. Generally, we do not adjust the price from the third party service provider. 5) On an annual basis, we obtain and review the third party’s most recently issued Service Organization Controls report related to controls placed in operation and tests of operating effectiveness, to update our understanding of the third party pricing service’s control environment.

See Note 21 in Item 8. “Notes to Consolidated Financial Statements” for more information on our fair value measurements.

Income Taxes

We determine our liabilities for income taxes based on current tax regulations and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns for federal, five state and local domestic jurisdictions, and three foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our consolidated statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, character and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2024 and 2023, we carried a valuation allowance of $9.7 million and $6.7 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2024 and 2023, our liabilities for UTBs were $5.3 million and $3.7 million, respectively.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaiʻi, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897.

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

Hawaiʻi Economy

Global economic conditions remain broadly favorable for the local economy. The Maui economy continues its gradual post-wildfire recovery while the visitor industry for the rest of the Hawaiʻi is expected to operate at a high level. Due to the weak yen, the Japanese visitor market continues to recover slowly. Considering the ongoing recovery efforts on Maui and weaker Japanese yen, visitor arrivals to Hawaiʻi are expected to have moderate growth in 2025.

The economic environment in Hawaiʻi remained stable with the unemployment rate slightly increasing from 2.9% in December 2023 to 3.0% in December 2024, which was below the U.S. unemployment rate of 4.1%. For the State overall, job growth is expected to expand in 2025 with the main drivers in construction, real estate, and the continued recovery of tourism.

The volume of single-family home sales on Oahu increased 9.1% in 2024 compared to the prior year, while the volume of condominium sales on Oahu decreased 2.5% in 2024 compared to the prior year. The median price of single-family home sales and condominium sales on Oahu increased by 4.8% and 1.3%, respectively, in 2024 compared to the prior year.

Earnings Summary

Net income for 2024 was $150.0 million, a decrease of $21.2 million or 12% compared to the prior year. Diluted earnings per common share were $3.46 in 2024, a decrease of $0.68 or 16% compared to the prior year. Our return on average assets was 0.64% in 2024, a decrease of 7 basis points from 2023, and our return on average shareholders’ equity was 9.78% in 2024, compared to 12.63% in the prior year.

•
The return on average common equity for 2024 was 10.85% compared to 13.89% for the prior year.
•
Net interest income was $466.6 million in 2024, a decrease of $30.4 million compared to the prior year. The decrease was primarily due to higher funding costs, partially offset by higher earning asset yields. The net interest margin was 2.16% in 2024, a decrease of 8 basis points from the prior year.
•
Noninterest income was $172.5 million in 2024, a decrease of 2% from the prior year.
•
Noninterest expense was $430.1 million in 2024, a decrease of 1.7% compared to the prior year.
•
The effective tax rate for 2024 was 24.19% compared with 24.62% for the prior year.
•
Total non-performing assets were $19.3 million as of December 31, 2024, an increase of $7.6 million from the prior year. The ratio of non-performing assets to total loans and leases and foreclosed real estate was 0.14% at December 31, 2024, an increase of 6 basis points from the prior year.
•
Net loan and lease charge-offs in 2024 were $12.9 million or 9 basis points of total average loans and leases outstanding. Net loan and lease charge-offs in 2024 were comprised of charge-offs of $15.0 million partially offset by recoveries of $7.2 million. Compared to 2023, net loan and lease charge-offs increased by $2.7 million or 2 basis points on total average loans and leases outstanding.
•
The allowance for credit losses on loans and leases was $148.5 million as of December 31, 2024, an increase of $2.1 million from the prior year. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.06% at December 31, 2024, up 1 basis point from the prior year.
•
Total assets were $23.6 billion as of December 31, 2024, a decrease of 0.6% from the prior year.

•
The investment securities portfolio was $7.3 billion as of December 31, 2024, a decrease of $0.1 billion or 1% from the prior year. The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises. In 2024, we purchased $470.8 million of investment securities, the majority of which were floating rate securities.
•
Total loans and leases were $14.1 billion as of December 31, 2024, an increase of 1% from the prior year.
•
Total deposits were $20.6 billion as of December 31, 2024, a decrease of 2% from the prior year.
•
Total shareholders’ equity was $1.7 billion as of December 31, 2024, an increase of 18% from the prior year due to the issuance of Series B Preferred Stock in the second quarter of 2024.
•
No shares of common stock were repurchased under the share repurchase program in 2024. Total remaining buyback authority under the share repurchase program was $126.0 million as of December 31, 2024.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on March 14, 2025 to shareholders of record at the close of business on February 28, 2025.

Analysis of Consolidated Statements of Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable-equivalent basis, are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis [1]						Table 1
	2024			2023
(dollars in millions)	Average Balance	Income/ Expense [2]	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Cash and Cash Equivalents	$594.1	$30.7	5.17%	$543.9	$28.4	5.22%
Investment Securities
Available-for-Sale
Taxable	2,433.8	89.3	3.67	2,631.0	93.4	3.55
Non-Taxable	9.2	0.6	6.05	6.1	0.2	4.06
Held-to-Maturity
Taxable	4,783.5	84.9	1.78	5,173.9	92.2	1.78
Non-Taxable	34.5	0.7	2.10	35.1	0.7	2.10
Total Investment Securities	7,261.0	175.5	2.42	7,846.1	186.5	2.38
Loans Held for Sale	2.9	0.2	6.05	3.0	0.2	6.16
Loans and Leases [3]
Commercial Mortgage	3,763.6	205.9	5.47	3,776.2	197.0	5.22
Commercial and Industrial	1,679.8	89.2	5.31	1,511.2	74.2	4.91
Construction	333.4	25.6	7.66	262.1	16.0	6.09
Commercial Lease Financing	65.1	1.7	2.68	63.7	0.8	1.30
Residential Mortgage	4,614.8	182.4	3.95	4,690.5	168.9	3.60
Home Equity	2,217.5	87.8	3.96	2,268.0	78.2	3.45
Automobile	803.6	37.0	4.61	866.1	31.8	3.67
Other	391.1	27.4	7.01	413.8	25.3	6.12
Total Loans and Leases	13,868.9	657.0	4.74	13,851.6	592.2	4.28
Other	63.2	4.2	6.66	78.3	5.1	6.51
Total Earning Assets [2]	21,790.1	867.6	3.98	22,322.9	812.4	3.64
Non-Earning Assets	1,572.6			1,631.3
Total Assets	$23,362.7			$23,954.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	3,745.9	33.2	0.89	3,978.7	27.0	0.68
Savings	8,362.3	209.7	2.51	8,018.4	137.4	1.71
Time	3,042.3	125.9	4.14	2,424.8	86.4	3.56
Total Interest-Bearing Deposits	15,150.5	368.8	2.43	14,421.9	250.8	1.74
Funds Purchased	0.8	0.0	5.46	18.5	0.9	4.79
Short-Term Borrowings	0.0	0.0	5.25	114.0	5.7	5.01
Securities Sold Under Agreements to Repurchase	118.2	4.6	3.90	530.9	16.3	3.07
Other Debt	559.6	23.8	4.24	921.8	39.7	4.30
Total Interest-Bearing Liabilities	15,829.1	397.2	2.51	16,007.1	313.4	1.96
Net Interest Income		$470.4			$499.0
Interest Rate Spread			1.47%			1.68%
Net Interest Margin			2.16%			2.24%
Noninterest-Bearing Demand Deposits	5,385.8			5,990.5
Other Liabilities	614.6			601.1
Shareholders’ Equity	1,533.2			1,355.5
Total Liabilities and Shareholders’ Equity	$23,362.7			$23,954.2

1.
Due to rounding, the amounts presented in this schedule may not tie to other amounts presented elsewhere in this report.
2.
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $3.8 million and $2.0 million for the years ended December 31, 2024, and 2023, respectively.
3.
Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2024 Compared to 2023
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$2.6	$(0.3)	$2.3
Investment Securities
Available-for-Sale
Taxable	(7.2)	3.1	(4.1)
Non-Taxable	0.2	0.2	0.4
Held-to-Maturity
Taxable	(6.9)	(0.4)	(7.3)
Non-Taxable	(0.0)	—	(0.0)
Total Investment Securities	(13.9)	2.9	(11.0)
Loans Held for Sale	(0.0)	(0.0)	(0.0)
Loans and Leases
Commercial Mortgage	(0.6)	9.5	8.9
Commercial and Industrial	8.9	6.1	15.0
Construction	4.9	4.7	9.6
Commercial Lease Financing	0.2	0.7	0.9
Residential Mortgage	(2.7)	16.2	13.5
Home Equity	(1.8)	11.4	9.6
Automobile	(2.5)	7.7	5.2
Other	(1.4)	3.5	2.1
Total Loans and Leases	5.0	59.8	64.8
Other	(1.0)	0.1	(0.9)
Total Change in Interest Income	(7.3)	62.5	55.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(1.7)	7.9	6.2
Savings	6.2	66.1	72.3
Time	24.2	15.3	39.5
Total Interest-Bearing Deposits	28.7	89.3	118.0
Funds Purchased	(1.0)	0.1	(0.9)
Short-Term Borrowings	(6.0)	0.3	(5.7)
Securities Sold Under Agreements to Repurchase	(15.2)	3.5	(11.7)
Other Debt	(15.4)	(0.5)	(15.9)
Total Change in Interest Expense	(8.9)	92.7	83.8
Change in Net Interest Income	$1.6	$(30.2)	$(28.6)

1.
The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

The average balances of our earning assets decreased by $532.8 million or 2% in 2024 compared to the prior year, primarily due to cashflows from the portfolio being used to reduce our interest-bearing liabilities. Yields on our investment securities portfolio increased by 4 basis points, primarily due to income earned from interest rate swaps that hedge a portion of our AFS securities portfolio partially offset by the impact of a portion of our corporate bonds portfolio converting from fixed-rate securities to lower floating-rate securities in the fourth quarter of 2023. Yields on our loan and lease portfolio increased by 46 basis points due to yield increases on our floating rate loan portfolio, higher rates on loans originated during the period, and income earned from interest rate swaps that hedge a portion of our residential mortgage portfolio.

The average balances of our interest-bearing liabilities decreased by $178.0 million or 1% in 2024 compared to the prior year due to the termination of $1.2 billion in FHLB advances during the third quarter of 2023 and the termination of $625.0 million in repurchase agreements ($575.0 million in the third quarter of 2023 and $50.0 million in the second quarter of 2024). This decrease was partially offset by an increase in our interest-bearing deposits. The cost of our interest-bearing liabilities in 2024 increased by 55 basis points compared to the prior year, primarily driven by customer migration from non-interest bearing and low yield deposit accounts to higher rate deposit products. The cost of our interest-bearing deposits increased by 69 basis points in 2024 compared to the prior year.

Noninterest Income

Table 3 presents the major components of noninterest income for 2024 and 2023.

Noninterest Income	Table 3
	Year Ended December 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Fees, Exchange, and Other Service Charges	$57,236	$55,556	$1,680	3%
Trust and Asset Management	47,485	43,597	3,888	9
Service Charges on Deposit Accounts	32,430	31,116	1,314	4
Bank-Owned Life Insurance	13,568	11,643	1,925	17
Annuity and Insurance	5,436	4,736	700	15
Mortgage Banking	4,109	4,255	(146)	(3)
Investment Securities Losses, Net	(7,507)	(11,455)	3,948	(34)
Other	19,772	37,161	(17,389)	(47)
Total Noninterest Income	$172,529	$176,609	$(4,080)	(2)%

Bank-owned life insurance increased by $1.9 million or 17% in 2024 compared to the prior year primarily due to an increase in the yield on the underlying assets in 2024.

Investment securities losses, net, decreased by $3.9 million in 2024 compared to the prior year primarily due to $4.6 million net losses on sales of investment securities in 2023, partially offset by higher fees paid to counterparties for Visa Class B share conversion rate expense during 2024.

Other noninterest income decreased by $17.4 million or 47% in 2024 compared to the prior year primarily due to a $14.7 million gain on the extinguishments of repurchase agreements during 2023 coupled with a decrease in customer derivative fees earned during 2024 as compared to the prior year.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2024 and 2023.

Noninterest Expense	Table 4
	Year Ended December 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and Benefits:
Salaries	$154,538	$154,497	$41	0%
Incentive Compensation	15,708	13,339	2,369	18
Retirement and Other Benefits	15,408	15,707	(299)	(2)
Medical, Dental, and Life Insurance	14,900	12,767	2,133	17
Share-Based Compensation	13,667	14,770	(1,103)	(7)
Payroll Taxes	13,232	14,677	(1,445)	(10)
Commission Expense	3,575	2,798	777	28
Separation Expense	1,536	5,524	(3,988)	(72)
Total Salaries and Benefits	232,564	234,079	(1,515)	(1)
Net Occupancy	42,084	39,924	2,160	5
Net Equipment	40,886	40,251	635	2
Data Processing	19,540	18,836	704	4
Professional Fees	19,319	17,459	1,860	11
FDIC Insurance	17,850	28,313	(10,463)	(37)
Other Expense:
Advertising	7,842	8,171	(329)	(4)
Delivery and Postage Services	6,865	6,656	209	3
Merchant Transaction and Card Processing Fees	6,772	6,509	263	4
Mileage Program Travel	4,268	4,381	(113)	(3)
Broker's Charges	2,002	3,508	(1,506)	(43)
Other	30,116	29,431	685	2
Total Other Expense	57,865	58,656	(791)	(1)
Total Noninterest Expense	$430,108	$437,518	$(7,410)	(2)%

Total salaries and benefits decreased by $1.5 million or 1% in 2024 compared to the prior year primarily due to a decrease in separation expense coupled with a decrease in payroll taxes and share-based compensation, partially offset by an increase in incentive compensation expense and medical, dental, and life insurance expense.

Professional fees expense increased by $1.9 million or 11% in 2024 compared to the prior year primarily due to an increase in consulting fees and various outsourced support functions related to enhancing our risk management efforts.

FDIC insurance expense decreased by $10.5 million or 37% in 2024 compared to the prior year, primarily due to a decrease in the industry-wide FDIC special assessment. We recorded a charge of $1.9 million in 2024 compared to a $14.7 million charge in 2023 in connection with the special assessment. This special assessment was designed to recover the losses to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank. The collection of the special assessment started in the second quarter of 2024 and will be paid in eight quarterly installments.

Total other expense decreased by $0.8 million or 1% in 2024 compared to the prior year primarily due to lower broker's charges as a result of fewer customer swaps in 2024 as compared to 2023.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2024 and 2023:

Provision for Income Taxes and Effective Tax Rates	Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2024	$47,857	24.19%
2023	$55,914	24.62%

The provision for income taxes was $47.9 million in 2024, a decrease of $8.1 million compared to the prior year. The effective tax rate for 2024 was 24.19%, a decrease from 24.62% for the prior year. The lower effective tax rate in 2024 compared to the prior year was primarily due to return to provision adjustments and discrete items partially offset by changes to uncertain tax positions.

Analysis of Business Segments

Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2024 and 2023. Additional information about segment performance is presented in Note 13 in Item 8. “Notes to Consolidated Financial Statements.”

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2024	2023 [1]
Consumer Banking	$129,502	$127,433
Commercial Banking	119,423	123,813
Total	248,925	251,246
Treasury and Other	(98,931)	(80,044)
Consolidated Total	$149,994	$171,202

1.
Certain prior period information has been reclassified to conform to current presentation.

Consumer Banking

Net income increased by $2.1 million or 2% in 2024 compared to the prior year, primarily due an increase in noninterest income, partially offset by an increase in the provision for credit losses. Noninterest income increased by $8.2 million or 6% in 2024 compared to the prior year, primarily due to higher trust and asset management fees, overdraft fees, shareholder servicing fees, annuity and insurance fees, and debit card fees. The provision for credit losses increased by $4.2 million or 54% in 2024 compared to the prior year, primarily due to higher net charge-offs in the installment, home equity, auto and residential loan portfolios.

Commercial Banking

Net income decreased by $4.4 million or 4% in 2024 compared to the prior year, primarily due to a decrease in net interest income and noninterest income, partially offset by a decrease in noninterest expense. Net interest income decreased by $3.0 million or 1% in 2024 compared to the prior year, primarily due to lower allocated interest income as a result of a decline in the average balance of commercial deposits, including noninterest bearing balances, partially offset by growth in the commercial and industrial and construction loan portfolios. Noninterest income decreased by $4.2 million or 13% in 2024 compared to the prior year, primarily due to a decrease in customer derivative fees, letter of credit fees, and certificate of deposit breakage fees. This decrease was partially offset by increases in account analysis fees, loan fees, and fees earned on money market sweep balances. Noninterest expense decreased by $3.1 million or 4% in 2024 compared to the prior year, primarily due to a decrease in allocated administrative and support unit expenses, salaries and benefits, and broker charges related to the customer derivative program. This decrease was partially offset by an increase in operational losses, merchant processing fees, allocated rent, and software licensing fees.

Treasury and Other

Net income decreased by $18.9 million or 24% in 2024 compared to the prior year, primarily due to lower net interest income and noninterest income, partially offset by lower noninterest expense. Net interest income decreased by $25.3 million or 24% in 2024 compared to the prior year as a result of higher interest-bearing deposit rates, partially offset by higher earning asset yields. Noninterest income decreased by $8.0 million or 47% in 2024 compared to the prior year, primarily due to a $14.7 million gain on the extinguishment of repurchase agreements reported above, which was partially offset by a $4.7 million net loss related to investment securities sales in the prior year. Noninterest expense decreased by $3.9 million or 20% in 2024 compared to the prior year, primarily due to a decrease in the industry-wide FDIC special assessment. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Analysis of Consolidated Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2024
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$40.5	1.5%	$216.3	3.3%	$0.2	4.3%	$—	0.0%	$257.0	3.0%	$249.1
Debt Securities Issued by States and Political Subdivisions	0.9	1.5	28.8	2.1	43.5	2.0	—	—	73.2	2.1	63.9
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.7	0.9	0.8	2.1	—	—	—	—	1.5	1.5	1.5
Debt Securities Issued by Corporations	1.3	2.6	562.3	4.5	140.0	2.1	—	—	703.6	4.0	671.6
Collateralized Mortgage Obligations [2]:
Residential - U.S. Government- Sponsored Enterprises	3.4	2.4	349.2	4.5	697.7	2.5	—	—	1,050.3	3.2	935.2
Commercial - U.S. Government- Sponsored Enterprises	—	—	286.8	3.9	—	—	19.9	5.0	306.7	4.0	283.5
Total Collateralized Mortgage Obligations	3.4	2.4	636.0	4.2	697.7	2.5	19.9	5.0	1,357.0	3.4	1,218.7
Mortgage-Backed Securities [2]
Residential - U.S. Government- Sponsored Enterprises	1.8	2.1	322.2	1.3	231.1	1.9	—	—	555.1	1.6	484.7
Total Mortgage-Backed Securities	1.8	2.1	322.2	1.3	231.1	1.9	—	—	555.1	1.6	484.7
Total Available-for-Sale	$48.6	1.6%	$1,766.4	3.6%	$1,112.5	2.3%	$19.9	5.0%	$2,947.4	3.1%	$2,689.5
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7.5	0.3%	$74.8	1.3%	$49.6	1.5%	$—	0.0%	$131.9	1.3%	$116.9
Debt Securities Issued by Corporations	—	—	—	—	10.5	1.6	—	—	10.5	1.6	8.3
Collateralized Mortgage Obligations [2]:
Residential - U.S. Government- Sponsored Enterprises	3.3	2.8	84.0	2.4	2,097.9	1.4	—	—	2,185.2	1.4	1,808.1
Commercial - U.S. Government- Sponsored Enterprises	2.3	2.6	281.2	1.4	132.8	1.5	—	—	416.3	1.5	324.2
Total Collateralized Mortgage Obligations	5.6	2.8	365.2	1.7	2,230.7	1.4	—	—	2,601.5	1.4	2,132.3
Mortgage-Backed Securities [2]
Commercial - U.S. Government- Sponsored Enterprises	0.6	2.7	89.2	2.7	1,763.9	2.1	10.9	2.2	1,864.6	2.2	1,555.5
Residential - U.S. Government- Sponsored Enterprises	—	—	—	—	10.0	1.8	—	—	10.0	1.8	7.9
Total Mortgage-Backed Securities	0.6	2.7	89.2	2.7	1,773.9	2.1	10.9	2.2	1,874.6	2.2	1,563.4
Total Held-to-Maturity	$13.7	1.4%	$529.2	1.8%	$4,064.7	1.7%	$10.9	2.2%	$4,618.5	1.7%	$3,820.9
Total Investment Securities
As of December 31, 2024	$62.3		$2,295.6		$5,177.2		$30.8		$7,565.9		$6,510.4
As of December 31, 2023	$14.5		$1,611.5		$5,651.1		$414.2		$7,691.3		$6,662.5

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.
2
Information for mortgage-backed securities, collateralized mortgage obligations, and small business administration securities reflect weighted average life, including anticipated future prepayments.

As of December 31, 2024, our investment securities portfolio was comprised of securities with an average remaining duration of approximately 4.83 years, which does not consider the impact of the interest rate swaps that hedge a portion of our available-for-sale portfolio.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in the portfolio. As of December 31, 2024, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of December 31, 2024, our available-for-sale investment securities portfolio was comprised of securities with an average remaining duration of approximately 3.03 years, which does not consider the impact of the interest rate swaps that hedge a portion of our available-for-sale portfolio.

Gross unrealized gains in our investment securities portfolio were $1.3 million and $0.7 million as of December 31, 2024 and 2023, respectively. Gross unrealized losses in the investment securities portfolio were $1.1 billion and $1.0 billion as of

December 31, 2024 and 2023, respectively. The increase in gross unrealized losses were primarily due to an increase in rates year over year.

The gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At December 31, 2024, we had the intent and ability to hold the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. See Note 3 in Item 8. “Notes to Consolidated Financial Statements” for more information.

The Company’s corporate bond holdings as of December 31, 2024, had a fair value of $680.0 million. Of this total, $1.2 million was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government, and $8.3 million was fully guaranteed by the U.S. government. Of the remaining $670.4 million of corporate bonds, all were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Commercial
Commercial Mortgage	$4,020,622	$3,749,016	$3,725,542	$3,152,130	$2,854,829
Commercial and Industrial	1,705,133	1,664,068	1,408,645	1,488,700	1,875,293
Construction	308,898	304,463	260,825	220,254	259,798
Lease Financing	90,756	59,939	69,491	105,108	110,766
Total Commercial	6,125,409	5,777,486	5,464,503	4,966,192	5,100,686
Consumer
Residential Mortgage	4,628,283	4,684,171	4,653,072	4,309,602	4,130,513
Home Equity	2,165,514	2,264,827	2,225,950	1,836,588	1,604,538
Automobile	764,146	837,830	870,396	736,565	708,800
Other	392,628	400,712	432,499	410,129	395,483
Total Consumer	7,950,571	8,187,540	8,181,917	7,292,884	6,839,334
Total Loans and Leases	$14,075,980	$13,965,026	$13,646,420	$12,259,076	$11,940,020

Total loans and leases were $14.1 billion as of December 31, 2024. This represents a $111.0 million or 1% increase from the prior year, due to growth in the commercial loan and lease portfolio.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisitions, expansion, working capital, and other general business purposes. Commercial mortgage and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaiʻi. Commercial mortgage loans are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%. Commercial properties are well diversified among property types, including and primarily multi-family, industrial, retail and lodging. The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business.

Table 8A presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown			Table 8A
	As of December 31, 2024
(dollars in thousands)	Amount	Percent of total	% Owner Occupied
Multi-family	$1,025,247	25%	0%
Industrial	724,645	18	42
Retail	704,780	18	3
Lodging	676,350	17	0
Office	371,474	9	20
Other[1]	518,126	13	26
Total Commercial Mortgage	$4,020,622	100%	13%
1.
Amount includes unamortized loan origination fees.

Construction loans are made for the purchase or construction of a property for which repayment will be generated by the property. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category. Lease financing consists of sales-type leases used by commercial customers to finance capital purchases. Although our primary market is Hawaiʻi, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits, which have a business connection to Hawaiʻi or are associated with a Hawaiʻi customer relationship.

Commercial loans and leases were $6.1 billion as of December 31, 2024, an increase of $347.9 million or 6% from the prior year primarily due to increased loan production within our commercial mortgage portfolio. Commercial mortgage loans increased by $271.6 million or 7% from the prior year due to increased demand for funding.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, indirect auto loans, and other consumer loans including direct installment loans and indirect auto leases. These products are generally offered in the geographic markets we serve. Our residential mortgage loan portfolio is primarily comprised of fixed-rate loans concentrated in Hawaiʻi. We also offer a variety of home equity lines and loans, which are primarily secured by first lien mortgages on residential property of the borrower. Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships. Direct installment loans are generally unsecured and are primarily used for personal expenses or for debt consolidation.

Consumer loans and leases were $8.0 billion as of December 31, 2024, a decrease of $237.0 million or 3% from the prior year primarily due to declines in our home equity and automobile portfolios. Home equity decreased by $99.3 million or 4% from the prior year as a result of paydowns and fewer new originations. Automobile loans decreased by $73.7 million or 9% from the prior year as a result of slower sales, increased competition and slowdown in production.

See Note 4 in Item 8. “Notes to Consolidated Financial Statements” and the “Corporate Risk Profile – Credit Risk” section of Item 7. MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2024
(dollars in thousands)	Hawaiʻi	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
Commercial
Commercial Mortgage	$3,534,658	$297,758	$187,777	$429	$4,020,622
Commercial and Industrial	1,493,386	139,968	62,824	8,955	1,705,133
Construction	308,898	—	—	—	308,898
Lease Financing	90,260	—	496	—	90,756
Total Commercial	5,427,202	437,726	251,097	9,384	6,125,409
Consumer
Residential Mortgage	4,553,553	5,469	68,932	329	4,628,283
Home Equity	2,119,548	41	45,925	—	2,165,514
Automobile	601,359	—	125,331	37,456	764,146
Other	336,718	—	47,279	8,631	392,628
Total Consumer	7,611,178	5,510	287,467	46,416	7,950,571
Total Loans and Leases	$13,038,380	$443,236	$538,564	$55,800	$14,075,980
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

1 For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Our commercial and consumer lending activities are concentrated primarily in Hawaiʻi and the West Pacific. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in Shared National Credits.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 10
	December 31, 2024
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years	Due After Five to Ten Years	Due After Ten to Fifteen Years	Due After Fifteen Years	Total	Variable Rate Loans	Fixed Rate Loans
Commercial
Commercial Mortgage	$626,202	$1,320,590	$1,880,703	$153,431	$39,696	$4,020,622	$2,544,058	$1,476,564
Commercial and Industrial	509,608	399,200	422,764	168,592	204,969	1,705,133	1,269,532	435,601
Construction	17,610	114,627	35,624	—	141,037	308,898	242,316	66,582
Lease Financing	2,232	49,425	14,702	—	24,397	90,756	—	90,756
Total Commercial	1,155,652	1,883,842	2,353,793	322,023	410,099	6,125,409	4,055,906	2,069,503
Consumer
Residential Mortgage	324	29,364	84,066	268,615	4,245,914	4,628,283	679,533	3,948,750
Home Equity	2,692	5,628	64,844	377,130	1,715,220	2,165,514	1,084,730	1,080,784
Automobile	11,872	549,200	203,074	—	—	764,146	—	764,146
Other	48,289	246,412	97,927	—	—	392,628	30,832	361,796
Total Consumer	63,177	830,604	449,911	645,745	5,961,134	7,950,571	1,795,095	6,155,476
Total Loans and Leases	$1,218,829	$2,714,446	$2,803,704	$967,768	$6,371,233	$14,075,980	$5,851,001	$8,224,979
1.
Based on contractual maturities.

Goodwill

Goodwill was $31.5 million as of December 31, 2024, and 2023. As of December 31, 2024, based on our qualitative assessment, there were no reporting units where we concluded that the fair value of a reporting unit was less than its carrying amount, including goodwill. See Note 2 in Item 8. “Notes to Consolidated Financial Statements” for more information on our goodwill impairment policy.

Other Assets

Other assets were $737.0 million as of December 31, 2024, an increase of $95.4 million or 15% from the prior year. The increase resulted from various items. Derivative financial instruments increased by $66.4 million due to an increase in the fair value of our interest rate swaps and the strategic repositioning of our fair value hedge portfolio. Low-income housing and other equity investments increased by $24.3 million due to increased funding of existing projects. Deferred tax assets and tax receivable decreased by $11.2 million or 6.1% due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities and a decrease in federal income tax receivable. See Note 7 in Item 8. “Notes to Consolidated Financial Statements” for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2024, and 2023.

Deposits	Table 11
	December 31,
(dollars in thousands)	2024	2023
Consumer	$10,397,777	$10,319,809
Commercial	8,299,590	8,601,224
Public and Other	1,935,670	2,134,012
Total Deposits	$20,633,037	$21,055,045

Total deposits were $20.6 billion as of December 31, 2024, a $422.0 million or 2% decrease from the prior year. This decrease was primarily due to a decrease in commercial and public and other deposits. Commercial deposits decreased by $301.6 million or 4%, due to decreases of $258.2 million in core deposits, defined as all deposits exclusive of time deposits and a decrease of $43.4 million in time deposits. Public and other deposits decreased by $198.3 million or 9%, due to a decrease of $114.4 million in time deposits and $83.9 million in core deposits. Consumer deposits remained relatively unchanged from the prior year.

Table 12 presents the components of our savings deposits as of December 31, 2024, and 2023.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2024	2023
Money Market	$3,430,047	$3,258,631
Regular Savings	4,934,869	4,930,841
Total Savings Deposits	$8,364,916	$8,189,472

Table 13 presents the maturity distribution of the estimated uninsured time deposits as of December 31, 2024, and 2023.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 13
December 31,
(dollars in thousands)	2024
Remaining maturity:
Three months or less	$635,812
After three through six months	365,354
After six through twelve months	524,286
After twelve months	102,795
Total	$1,628,247

Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

Estimated uninsured deposits are calculated pursuant to regulatory guidance and reported in our Call Report and include deposits collateralized by government-backed securities and intercompany deposits of wholly-owned subsidiaries. The table below presents a reconciliation of our estimated uninsured deposits reported in our Call Report to our adjusted uninsured deposits. We believe the adjusted uninsured deposits reconciliation provides useful information about our deposits at risk.

Uninsured Deposits Reconciliation		Table 13a
	December 31,
(dollars in thousands)	2024	2023
Estimated Uninsured Deposits, as Reported in our Call Report	$10,744,116	$11,012,425
Less:
Deposits Collateralized by Government-Backed Securities	(1,865,286)	(2,038,011)
Intercompany Deposits of Wholly-Owned Subsidiaries	(123,069)	(69,399)
Other	(108,015)	(34,340)
Adjusted Uninsured Deposits	$8,647,746	$8,870,675

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
	December 31,
(dollars in thousands)	2024	2023
Private Institutions	$100,000	$150,000
Government Entities	—	490
Total Securities Sold Under Agreements to Repurchase	$100,000	$150,490

As of December 31, 2024, securities sold under agreements to repurchase decreased by $50.5 million, or 34%, compared to the previous year. In May 2024, a private institution exercised its right to call on a repurchase agreement with a balance of $50.0 million, resulting in its termination. In November 2024, a repurchase agreement with a government entity with a balance of $0.5 million matured.

Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity of our repurchase agreements with private institutions would be 0.1 years. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. See Note 9 in Item 8. “Notes to Consolidated Statements” for more information.

Other Debt

Other debt was $558.3 million as of December 31, 2024, a decrease of $1.9 million from the prior year. In 2023, we added a net $550.0 million of FHLB advances with a weighted-average interest rate of 4.13% and maturity dates ranging from 2026 to 2028. As of December 31, 2024, our available capacity under our line of credit with the FHLB was $1.7 billion. The FHLB borrowing capacity is secured by residential real estate loan collateral.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $23.8 million as of December 31, 2024, an increase of $0.1 million from the prior year. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets.

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

Discount Rate Sensitivity Analysis						Table 15
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2024 Net Periodic Benefit Cost	5.44%	5.51%	$18	$(52)	$(23)	$52
Benefit Plan Obligations as of December 31, 2024	5.67%	5.74%	(1,412)	(569)	1,440	583
Estimated 2025 Net Periodic Benefit Cost	5.67%	5.74%	16	(49)	(20)	49

See Note 14 in Item 8. “Notes to the Consolidated Financial Statements” for more information on our pension and postretirement benefit plans.

Contractual Obligations

The Company has various contractual obligations that affect its cash flows and liquidity. Our non-cancelable operating leases and finance lease obligations are primarily related to branch premises, equipment, and a portion of the Company’s headquarters’ building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates. Additional information regarding material contractual obligations is presented in Notes 9, 14, 18, 20 and 23 in Item 8. “Notes to Consolidated Financial Statements.”

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2024 and 2023, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other guidelines deemed necessary and prudent. Portfolio exposures at the obligor, industry, product, and/or geographic location levels are actively monitored to manage concentration risk. Furthermore, credit risk management includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. In addition to utilizing risk management practices that are based upon established and sound lending practices, we adhere to Regulatory Safety and Soundness credit standards. This includes understanding and evaluating our customers’ borrowing needs and capacity to repay, in conjunction with specific risks in their line of business, economic factors, character and history.

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing primarily consists of sales-type leases to finance capital purchases ranging from computer equipment to equipment and vehicles. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s and/or guarantor’s creditworthiness.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaiʻi. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) ratios deemed appropriate based on the property type, location, overall quality, and sponsorship. Generally, these LTV ratios do not exceed 75% based on regulatory-compliant appraisals that we obtain for the underlying properties. Commercial properties are well diversified among property types, including and primarily multi-family, industrial, retail and lodging. Commercial mortgage and construction loans are substantially secured by properties located in Hawaiʻi.

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

We offer a variety of first lien and second lien mortgage loans to consumers within our markets with first lien residential mortgages comprising our largest loan category. Residential mortgage loans are secured by a primary residence, or a secondary residence or investor property and are underwritten to assess the credit risks and financial capacity and repayment ability of the applicant. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios or debt-service coverage ratios (“DSCR”), liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every six months after the third, fifth, seventh, or tenth year, depending on the product and are based on the Secured Overnight Financing Rate (“SOFR”). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We selectively offer interest-only mortgage loans to private banking clients.

Home equity lines and loans are secured primarily by a first lien mortgage, or a second lien mortgage on a primary residence, secondary residence, or investor property. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property for primary residence and up to 75% of the value of the collateral property for secondary residence or investor at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios or DSCR, liquidity and credit scores. Maximum line and loan amounts and LTVs are determined by collateral value and customer segment.

Automobile lending activities include loans and leases secured by new or used automobiles, and leases secured by new automobiles. We originate automobile loans on an indirect basis through selected dealerships in Hawaiʻi, Guam and Saipan, and we originate automobile leases on an indirect basis through selected dealerships in Hawaiʻi. Our procedures for underwriting automobile loans and leases include an assessment of an applicant’s overall financial capacity and repayment ability. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the automobile collateral to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$4,627	$39	$37	$243	$441
Commercial Mortgage	2,450	2,884	3,309	8,205	8,527
Total Commercial	7,077	2,923	3,346	8,448	8,968
Consumer
Residential Mortgage	5,052	2,935	4,239	3,305	3,223
Home Equity	4,514	3,791	4,022	4,881	3,958
Total Consumer	9,566	6,726	8,261	8,186	7,181
Total Non-Accrual Loans and Leases	16,643	9,649	11,607	16,634	16,149
Foreclosed Real Estate	2,657	2,098	1,040	2,332	2,332
Total Non-Performing Assets	$19,300	$11,747	$12,647	$18,966	$18,481
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	3,984	3,814	2,429	3,159	5,274
Home Equity	2,845	1,734	1,673	3,456	3,187
Automobile	776	399	589	729	925
Other	677	648	683	426	1,160
Total Consumer	8,282	6,595	5,374	7,770	10,546
Total Accruing Loans and Leases Past Due 90 Days or More	$8,282	$6,595	$5,374	$7,770	$10,546
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$36,568	$28,651	$43,658	$60,519	$68,065
Total Loans and Leases	$14,075,980	$13,965,026	$13,646,420	$12,259,076	$11,940,020
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.07%	0.09%	0.14%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.14%	0.08%	0.09%	0.15%	0.15%
Ratio of Non-Performing Assets to Total Assets	0.08%	0.05%	0.05%	0.08%	0.09%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.12%	0.05%	0.06%	0.17%	0.18%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.11%	0.11%	0.14%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.13%	0.13%	0.22%	0.24%

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for 2024:

(dollars in thousands)	Table 17
Balance at Beginning of Year	$11,747
Additions	14,664
Reductions
Payments	(3,207)
Return to Accrual Status	(2,192)
Charge-offs/Write-downs	(1,712)
Total Reductions	(7,111)
Balance at End of Year	$19,300

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

Commercial and Industrial non-accrual loans increased by $4.6 million from the prior year, primarily due to the addition of three loans during 2024. The three loans added during 2024 were attributed to one primary borrower.

Residential mortgage non-accrual loans increased by $2.1 million or 72% from the prior year. As of December 31, 2024, our residential mortgage non-accrual loans were comprised of 19 loans with a weighted average current loan-to-value of 77%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $2.7 million as of December 31, 2024.

If interest due on the balances of all non-accrual loans as of December 31, 2024 had been accrued under the original terms, approximately $1.2 million in total interest income would have been recognized in 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases past due 90 days or more and still accruing interest were $8.3 million as of December 31, 2024, a $1.7 million or 26% increase from the prior year. The increase was primarily in our home equity portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses

The reserve for credit losses consists of the Allowance and the Unfunded Reserve. Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2024	2023	2022	2021	2020
Balance at Beginning of Period	$152,429	$151,247	$164,297	$221,303	$116,849
CECL Adoption (Day 1) Impact	—	—	—	—	(5,072)
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(2,609)	(987)	(925)	(1,117)	(1,697)
Consumer
Residential Mortgage	(385)	(6)	(80)	(316)	(204)
Home Equity	(701)	(82)	(100)	(417)	(397)
Automobile	(5,342)	(5,247)	(4,652)	(4,939)	(6,496)
Other	(10,099)	(8,645)	(7,585)	(10,530)	(12,244)
Total Loans and Leases Charged-Off	(19,136)	(14,967)	(13,342)	(17,319)	(21,038)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	832	350	552	506	2,288
Commercial Mortgage	—	—	—	—	40
Consumer
Residential Mortgage	303	489	1,193	2,467	1,292
Home Equity	792	1,073	1,500	1,666	2,892
Automobile	2,168	2,782	2,276	3,510	3,775
Other	2,111	2,455	2,702	3,205	3,613
Total Recoveries on Loans and Leases Previously Charged-Off	6,206	7,149	8,223	11,354	13,900
Net Charged-Off - Loans and Leases	(12,930)	(7,818)	(5,119)	(5,965)	(7,138)
Net Charged-Off - Accrued Interest Receivable	—	—	(131)	(541)	—
Provision for Credit Losses [1]
Loans and Leases	15,055	9,782	(8,263)	(52,466)	115,100
Accrued Interest Receivable [2]	—	—	(283)	(1,745)	2,700
Unfunded Commitments [3]	(3,905)	(782)	746	3,711	(1,136)
Total Provision for Credit Losses	11,150	9,000	(7,800)	(50,500)	116,664
Balance at End of Period	$150,649	$152,429	$151,247	$164,297	$221,303
Components
Allowance for Credit Losses - Loans and Leases	$148,528	$146,403	$144,439	$157,821	$216,252
Allowance for Credit Losses - Accrued Interest Receivable [2]	—	—	—	414	2,700
Reserve for Unfunded Commitments [3]	2,121	6,026	6,808	6,062	2,351
Total Reserve for Credit Losses	$150,649	$152,429	$151,247	$164,297	$221,303
Average Loans and Leases Outstanding	$13,868,916	$13,851,551	$12,896,510	$12,023,669	$11,592,093
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.09%	0.06%	0.04%	0.05%	0.06%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [4]	1.06%	1.05%	1.06%	1.29%	1.81%
1.
Certain prior period information has been reclassified to conform to current presentations.
2.
On December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted. The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. In 2022, the reserve on accrued interest receivable was fully released.
3.
The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition. For the years ended December 31, 2021 through 2024, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income. In previous reporting periods, the offsetting provision was recorded in other noninterest expense.
4.
The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses

Table 19 and 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 19
	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Commercial
Commercial Mortgage	$43,745	$32,646	$32,588	$29,997	$31,723
Commercial and Industrial	32,840	34,036	24,283	27,650	43,092
Construction	5,315	5,090	4,223	4,311	5,417
Lease Financing	2,000	2,302	2,806	2,992	4,615
Total Commercial	83,900	74,074	63,900	64,950	84,847
Consumer
Residential Mortgage	15,685	19,452	17,079	20,721	32,643
Home Equity	12,130	14,317	16,654	18,924	37,987
Automobile	17,116	18,799	21,566	25,018	28,822
Other	19,697	19,761	25,240	28,208	31,953
Total Consumer	64,628	72,329	80,539	92,871	131,405
Total Allocation of Allowance for Credit Losses	$148,528	$146,403	$144,439	$157,821	$216,252

Allocation of Allowance as Percent of Loan or Lease Category										Table 20
	December 31,
	2024		2023		2022		2021		2020
	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases
Commercial
Commercial Mortgage	1.09%	28.56%	0.87%	26.85%	0.87%	27.30%	0.95%	25.71%	1.11%	23.91%
Commercial and Industrial	1.93	12.11	2.05	11.91	1.72	10.32	1.86	12.14	2.30	15.70
Construction	1.72	2.19	1.67	2.18	1.62	1.91	1.96	1.80	2.09	2.18
Lease Financing	2.20	0.64	3.84	0.43	4.04	0.51	2.85	0.86	4.17	0.93
Total Commercial	1.37	43.52	1.28	41.37	1.17	40.04	1.31	40.51	1.66	42.72
Consumer
Residential Mortgage	0.34	32.88	0.42	33.55	0.37	34.10	0.48	35.15	0.79	34.59
Home Equity	0.56	15.38	0.63	16.22	0.75	16.31	1.03	14.98	2.37	13.44
Automobile	2.24	5.43	2.24	6.00	2.48	6.38	3.40	6.01	4.07	5.94
Other	5.02	2.79	4.93	2.86	5.84	3.17	6.88	3.35	8.08	3.31
Total Consumer	0.81	56.48	0.88	58.63	0.98	59.96	1.27	59.49	1.92	57.28
Total	1.06%	100.00%	1.05%	100.00%	1.06%	100.00%	1.29%	100.00%	1.81%	100.00%

Allowance for Credit Losses – Loans and Leases

As of December 31, 2024, the Allowance was $148.5 million or 1.06% of total loans and leases outstanding compared with an Allowance of $146.4 million or 1.05% of total loans and leases outstanding as of December 31, 2023. The Allowance reflects management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach. The Ratio of Allowance for Credit Losses to Loans and Leases Outstanding was stable compared with the prior year.

Net charge-offs of loans and leases were $12.9 million or 0.09% of total average loans and leases in 2024 compared to $7.8 million or 0.06% of total average loans and leases in the prior year. Net charge-offs in our consumer portfolios were $11.2 million in 2024 compared to $7.2 million in the prior year. This increase was primarily reflected in our other and automobile portfolios. Net charge-offs in our commercial portfolios were $1.8 million in 2024 compared to $0.6 million in the prior year. This increase was reflected in our commercial and industrial portfolio.

The allocation of the Allowance to our commercial portfolio segment increased by $9.8 million or 13% from the prior year. This increase was primarily due to a $11.1 million increase in the Allowance allocated to the commercial mortgage portfolio. The increase is primarily due to the impact of an increase in criticized balances and qualitative adjustments made to this portfolio.

The allocation of the Allowance to our consumer portfolio segment decreased by $7.7 million or 11% from the prior year. This reduction was primarily due to a $3.8 million decrease in the Allowance allocated to the residential mortgage portfolio and a $2.2 million decrease in the Allowance allocated to the home equity portfolio. The reductions were primarily due to lower loss forecasts, due to lower production and improved unemployment rate forecast for the State of Hawaiʻi.

See Note 4 in Item 8. “Notes to Consolidated Financial Statements” for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $2.1 million as of December 31, 2024, and $6.0 million as of December 31, 2023, a decrease of $3.9 million, which was primarily due to the impact of slightly lower historical loss rates and lower unfunded commitments.

Provision for Credit Losses

The provision for credit losses was $11.2 million for the year ended December 31, 2024 compared to $9.0 million in the prior year. The increase in the provision was due to a higher provision for the Allowance for loans and leases, partially offset by a lower provision for the Unfunded Reserve.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $63.9 million as of December 31, 2024, and $63.8 million as of December 31, 2023. We also maintained investments in corporate bonds with a carrying value of $682.2 million as of December 31, 2024, and $669.2 million as of December 31, 2023. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

Our use of derivative financial instruments exposes the Company to counterparty credit risk. See Note 17 in Item 8. “Notes to Consolidated Financial Statements” for more information.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Our market risk management process involves measuring, monitoring, and mitigating risks that can significantly impact our consolidated statements of income and condition. In this management process, we balance market risks with expected returns to enhance earnings performance while managing volatility to an acceptable level.

Our primary market risk exposure is interest rate risk.

Interest Rate Risk

The objective of our interest rate risk management process is to optimize net interest income while operating within acceptable limits. This involves balancing expected returns with potential earnings and price volatility due to changes in interest rates over short-term, medium-term, and long-term time horizons, while maintaining adequate levels of funding and liquidity. The potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in interest rates. This interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. Our investment securities portfolio is also subject to significant interest rate risk.

We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the year ended December 31, 2024, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of December 31, 2024, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 17 in Item 8. “Notes to Consolidated Financial Statements.”

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model. This model attempts to capture the dynamic nature of assets and liabilities in various interest rate environments. It estimates and measures our balance sheet sensitivity to changes in interest rates. Given the structure of our balance sheet, model results are particularly sensitive to changes in prepayment rates on mortgage-related assets and the repricing behavior of interest-bearing deposits. We utilize a model to estimate the prepayment behavior of our mortgage-related assets, which considers the characteristics of the underlying mortgage loans, including rate (used to gauge refinance incentive), seasoning or age, and seasonality. The model’s forecasted results are regularly tested against historical prepayment behavior and is, in the ordinary course, recalibrated if the difference between actual and projected prepayments exceed established guidelines. Separate models are utilized to project interest-bearing deposit repricing behavior in various interest rate environments. These models were developed based upon our historical repricing behavior over several interest rate cycles. The models’ forecast results are periodically tested against historical pricing and have been and may continue to be recalibrated.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 21A presents, for the twelve months subsequent to December 31, 2024, and 2023, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile			Table 21A
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$31,028	5.6%	$109,909	21.6%
+300	25,281	4.6	85,238	16.7
+200	18,783	3.4	59,228	11.6
+100	10,393	1.9	31,961	6.3
-100	(13,029)	(2.3)	(33,605)	(6.6)
-200	(27,883)	(5.0)	(64,601)	(12.7)
-300	(43,536)	(7.8)	(95,971)	(18.8)
-400	(65,753)	(11.8)	(129,431)	(25.4)

Based on our net interest income simulation as of December 31, 2024, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of December 31, 2024, NII sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2024, was less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2023. Year-over-year NII sensitivity decreased primarily due to an increase in assumed deposit repricing sensitivity.

To analyze the impact of changes in interest rates more realistically, we also simulate non-parallel interest rate scenarios. These scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus, net interest income may decrease from the base case in the near term if short-term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long-end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.

The following table presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 21B
	Impact on Economic Value of Equity
(dollars in thousands)	December 31, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)
+400	$(1,032,211)	(29.1)%	$(852,829)	(30.1)%
+300	(763,479)	(21.5)	(624,395)	(22.1)
+200	(496,443)	(14.0)	(396,259)	(14.0)
+100	(238,689)	(6.7)	(180,902)	(6.4)
-100	177,198	5.0	136,083	4.8
-200	274,546	7.7	188,466	6.7
-300	294,363	8.3	42,697	1.5
-400	(99,219)	(2.8)	(235,282)	(8.3)

EVE sensitivity year-over-year was largely unchanged.

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

Liquidity Risk Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by factors such as loan originations and refinancings, changes in deposit balances, liability issuances and settlements, and off-balance sheet funding commitments. We adhere to various regulatory guidelines regarding required liquidity levels and regularly monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

We maintain access to ample sources of readily available contingent liquidity. As of December 31, 2024, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.4 billion. We are also a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As of December 31, 2024, we had pledged loans to the FHLB and had remaining borrowing capacity of $1.7 billion.

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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of December 31, 2024, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position throughout 2024. As of December 31, 2024, cash and cash equivalents were $0.8 billion, the carrying value of our available-for-sale investment securities was $2.7 billion, and total deposits were $20.6 billion. As of December 31, 2024, our available-for-sale investment securities portfolio had an average remaining duration of approximately 3.03 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawaiʻi Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL. As of December 31, 2024, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since December 31, 2024, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 22 below.

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Change in Shareholders' Equity
Net Income	$149,994	$171,202	$225,804	$253,372	$153,804
Cash Dividends Paid on Common Shares	(112,313)	(111,795)	(112,557)	(110,633)	(107,434)
Cash Dividends Paid on Preferred Shares	(12,644)	(7,877)	(7,877)	(2,975)	—
Dividend Reinvestment Program	4,246	4,535	4,680	4,835	5,012
Preferred Stock Issued, Net	160,614	—	—	175,487	—
Common Stock Repurchased	(5,302)	(14,290)	(55,063)	(31,258)	(18,006)
Other [1]	68,937	55,472	(349,603)	(51,724)	54,299
Increase (Decrease) in Shareholders' Equity	$253,532	$97,247	$(294,616)	$237,104	$87,675
Regulatory Capital
Total Common Shareholders' Equity	$1,322,774	$1,238,756	$1,141,508	$1,436,124	$1,374,507
Add: CECL Transitional Amount	2,375	4,749	7,124	9,498	23,750
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746	28,746	28,747	28,718
Postretirement Benefit Liability Adjustments	(23,396)	(23,261)	(25,078)	(33,496)	(43,250)
Net Unrealized Gains (Losses) on Investment Securities	(319,993)	(373,427)	(409,579)	(32,886)	51,072
Other	(9,097)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,648,889	1,611,645	1,554,741	1,483,455	1,361,915
Preferred Stock, Net of Issuance Cost	336,101	175,487	175,487	175,487	—
Tier 1 Capital	1,984,990	1,787,132	1,730,228	1,658,942	1,361,915
Allowable Reserve for Credit Losses	148,634	148,400	145,202	153,001	141,869
Total Regulatory Capital	$2,133,624	$1,935,532	$1,875,430	$1,811,943	$1,503,784
Risk-Weighted Assets	$14,225,908	$14,226,780	$14,238,798	$12,236,805	$11,295,077
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.59%	11.33%	10.92%	12.12%	12.06%
Tier 1 Capital Ratio	13.95	12.56	12.15	13.56	12.06
Total Capital Ratio	15.00	13.60	13.17	14.81	13.31
Tier 1 Leverage Ratio	8.31	7.51	7.37	7.32	6.71

1.
Includes unrealized gains and losses on investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax impact.

As of December 31, 2024, shareholders’ equity was $1.7 billion, an increase of $253.5 million or 18% from the prior year. For 2024, the increase was attributed to net income of $150.0 million, net preferred stock issuance of $160.6 million, other comprehensive income of $53.3 million, share-based compensation of $14.4 million, and common stock issuances of $5.4 million offset by cash dividends of $112.3 million paid on common stock shares, cash dividends of $12.6 million paid on preferred stock shares, and common stock repurchases of $5.3 million related to taxes withheld for share based compensation. Cash dividends on preferred stock increased in 2024 compared to the prior year due to the payment of dividends beginning in June 2024 on the Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B.

No shares of common stock were repurchased under our share repurchase program in 2024. From the beginning of our share repurchase program in July 2001 through December 31, 2024, we repurchased a total of 58.2 million shares of common stock and returned a total of nearly $2.4 billion to our common shareholders at an average cost of $41.24 per share. Remaining buyback authority was $126.0 million as of December 31, 2024. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2025, the Parent’s Board of Directors declared the quarterly dividend of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividend was paid on February 3, 2025, to shareholders of record of the preferred stock at the close of business on January 17, 2025.

In January 2025, the Parent’s Board of Directors declared the quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on March 14, 2025, to shareholders of record at the close of business on February 28, 2025.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019. As of December 31, 2024, the Company’s capital levels remained characterized as “well-capitalized.”

Management continues to monitor regulatory developments and their potential impact to the Company’s capital and liquidity requirements.

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

Our Operational Risk Committee (the “ORC”) provides oversight and assesses the most significant operational risks including cybersecurity risks facing the Company. We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units. Our internal audit department also validates the system of internal controls through ongoing risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

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

Guarantees

We pool FHA insured and VA guaranteed residential mortgage loans for sale to Ginnie Mae. We also sell residential mortgage loans in the secondary market to Fannie Mae. The agreements under which we sell residential mortgage loans to Ginnie Mae or Fannie Mae and the insurance or guaranty agreements with the FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse the respective investor if it is found that required documents were not delivered or were defective.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $14.1 billion and $148.5 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This includes a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.

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

Honolulu, Hawaiʻi

March 3, 2025

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Assets
Cash and Cash Equivalents	$763,571	$1,000,944
Investment Securities
Available-for-Sale	2,689,528	2,408,933
Held-to-Maturity (Fair Value of $3,820,882 and $4,253,637)	4,618,543	4,997,335
Loans Held for Sale	2,150	3,124
Loans and Leases	14,075,980	13,965,026
Allowance for Credit Losses	(148,528)	(146,403)
Net Loans and Leases	13,927,452	13,818,623
Premises and Equipment, Net	184,480	194,855
Operating Lease Right-of-Use Assets	80,165	86,110
Accrued Interest Receivable	66,367	66,525
Mortgage Servicing Rights	19,199	20,880
Goodwill	31,517	31,517
Bank-Owned Life Insurance	481,184	462,894
Other Assets	736,958	641,556
Total Assets	$23,601,114	$23,733,296

Liabilities
Deposits
Noninterest-Bearing Demand	$5,423,562	$6,058,554
Interest-Bearing Demand	3,784,984	3,749,717
Savings	8,364,916	8,189,472
Time	3,059,575	3,057,302
Total Deposits	20,633,037	21,055,045
Securities Sold Under Agreements to Repurchase	100,000	150,490
Other Debt	558,274	560,190
Operating Lease Liabilities	88,794	94,693
Retirement Benefits Payable	23,760	23,673
Accrued Interest Payable	34,799	41,023
Other Liabilities	494,676	393,940
Total Liabilities	21,933,340	22,319,054
Commitments and Contingencies (Note 20)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2024 - 58,765,907 / 39,762,255); and December 31, 2023 - 58,755,465 / 39,753,138)	585	583
Capital Surplus	647,403	636,422
Accumulated Other Comprehensive Loss	(343,389)	(396,688)
Retained Earnings	2,133,838	2,107,569
Treasury Stock, at Cost (Shares: December 31, 2024 - 19,003,609 and December 31, 2023 - 19,002,327)	(1,115,663)	(1,113,644)
Total Shareholders’ Equity	1,667,774	1,414,242
Total Liabilities and Shareholders’ Equity	$23,601,114	$23,733,296

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Interest Income
Interest and Fees on Loans and Leases	$653,615	$590,611	$439,798
Income on Investment Securities
Available-for-Sale	89,705	93,528	70,555
Held-to-Maturity	85,515	92,750	81,490
Cash and Cash Equivalents	30,701	28,380	4,306
Other	4,215	5,106	1,217
Total Interest Income	863,751	810,375	597,366
Interest Expense
Deposits	368,764	250,847	39,678
Securities Sold Under Agreements to Repurchase	4,608	16,306	12,600
Funds Purchased	44	888	417
Short-Term Borrowings	—	5,713	2,070
Other Debt	23,755	39,596	2,043
Total Interest Expense	397,171	313,350	56,808
Net Interest Income	466,580	497,025	540,558
Provision for Credit Losses	11,150	9,000	(7,800)
Net Interest Income After Provision for Credit Losses	455,430	488,025	548,358
Noninterest Income
Fees, Exchange, and Other Service Charges	57,236	55,556	54,914
Trust and Asset Management	47,485	43,597	43,803
Service Charges on Deposit Accounts	32,430	31,116	29,620
Bank-Owned Life Insurance	13,568	11,643	9,968
Annuity and Insurance	5,436	4,736	3,782
Mortgage Banking	4,109	4,255	5,980
Investment Securities Losses, Net	(7,507)	(11,455)	(6,111)
Other	19,772	37,161	15,585
Total Noninterest Income	172,529	176,609	157,541
Noninterest Expense
Salaries and Benefits	232,564	234,079	235,270
Net Occupancy	42,084	39,924	39,441
Net Equipment	40,886	40,251	38,374
Data Processing	19,540	18,836	18,362
Professional Fees	19,319	17,459	14,557
FDIC Insurance	17,850	28,313	6,546
Other	57,865	58,656	62,715
Total Noninterest Expense	430,108	437,518	415,265
Income Before Provision for Income Taxes	197,851	227,116	290,634
Provision for Income Taxes	47,857	55,914	64,830
Net Income	$149,994	$171,202	$225,804
Preferred Stock Dividends	12,644	7,877	7,877
Net Income Available to Common Shareholders	$137,350	$163,325	$217,927
Basic Earnings Per Common Share	$3.48	$4.16	$5.50
Diluted Earnings Per Common Share	$3.46	$4.14	$5.48
Dividends Declared Per Common Share	$2.80	$2.80	$2.80
Basic Weighted Average Common Shares	39,450,737	39,274,291	39,601,089
Diluted Weighted Average Common Shares	39,700,388	39,428,912	39,788,002

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net Income	$149,994	$171,202	$225,804
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	53,435	36,152	(376,694)
Defined Benefit Plans	(136)	1,818	8,418
Other Comprehensive Income (Loss)	53,299	37,970	(368,276)
Comprehensive Income (Loss)	$203,293	$209,172	$(142,472)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2021	180,000	$180,000	—	$—	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611

Net Income	—	—	—	—	—	—	—	—	225,804	—	225,804
Other Comprehensive Loss	—	—	—	—	—	—	—	(368,276)	—	—	(368,276)
Share-Based Compensation	—	—	—	—	—	—	16,066	—	—	—	16,066
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	272,007	1	2,004	—	167	5,115	7,287
Common Stock Repurchased	—	—	—	—	(689,450)	—	—	—	—	(55,063)	(55,063)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(112,557)	—	(112,557)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2022	180,000	$180,000	—	$—	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995

Net Income	—	$—	—	$—	—	$—	$—	$—	$171,202	$—	$171,202
Other Comprehensive Income	—	—	—	—	—	—	—	37,970	—	—	37,970
Share-Based Compensation	—	—	—	—	—	—	15,656	—	—	—	15,656
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	130,286	1	188	—	127	6,065	6,381
Common Stock Repurchased	—	—	—	—	(212,898)	—	—	—	—	(14,290)	(14,290)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(111,795)	—	(111,795)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242

Net Income	—	$—	—	$—	—	$—	$—	$—	$149,994	$—	$149,994
Other Comprehensive Income	—	—	—	—	—	—	—	53,299	—	—	53,299
Share-Based Compensation	—	—	—	—	—	—	14,444	—	—	—	14,444
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	96,394	2	923	—	1,232	3,283	5,440
Common Stock Repurchased	—	—	—	—	(87,277)	—	—	—	—	(5,302)	(5,302)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(112,313)	—	(112,313)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(12,644)	—	(12,644)
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Operating Activities
Net Income	$149,994	$171,202	$225,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	11,150	9,000	(7,800)
Depreciation and Amortization	20,053	21,324	21,377
Amortization (Accretion) of Deferred Loans and Lease (Fees) Costs, Net	(325)	491	(215)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	12,234	13,222	20,824
Amortization of Operating Lease Right-of-Use-Assets	11,469	11,667	11,843
Share-Based Compensation	14,444	15,656	16,066
Benefit Plan Contributions	(2,068)	(2,141)	(1,679)
Deferred Income Taxes	(12,220)	(11,205)	(2,713)
Loss on Agreement to Sell Assets That Will Terminate Certain Leveraged Leases	—	—	6,918
Net Gains on Sales of Loans and Leases	(2,331)	(2,103)	(4,100)
Net Losses on Investment Securities	7,507	11,455	6,111
Proceeds from Sales of Loans Held for Sale	61,229	57,738	133,715
Originations of Loans Held for Sale	(59,816)	(60,084)	(106,965)
Net Tax (Benefits) Expense from Share-Based Compensation	—	(516)	166
Net Change in Other Assets and Other Liabilities	(32,872)	(85,485)	13,608
Net Cash Provided by Operating Activities	178,448	150,221	332,960

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	205,896	463,442	677,087
Purchases	(470,812)	(511)	(1,058,922)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	395,411	434,528	645,463
Purchases	—	—	(91,229)
Net Change in Loans and Leases	(99,827)	(325,262)	(1,397,056)
Premises and Equipment, Net	(9,679)	(9,402)	(28,761)
Net Cash Provided by (Used in) Investing Activities	20,989	562,795	(1,253,418)

Financing Activities
Net Change in Deposits	(422,008)	439,349	255,588
Net Change in Short-Term Borrowings	(50,490)	(575,000)	275,000
Proceeds from Other Debt	—	1,350,000	400,000
Repayments of Other Debt	(105)	(1,200,104)	(97)
Proceeds from Issuance of Preferred Stock	160,614	—	—
Proceeds from Issuance of Common Stock	5,438	5,878	6,797
Repurchase of Common Stock	(5,302)	(14,290)	(55,063)
Cash Dividends Paid on Common Stock	(112,313)	(111,795)	(112,557)
Cash Dividends Paid on Preferred Stock	(12,644)	(7,877)	(7,877)
Net Cash (Used in) Provided by Financing Activities	(436,810)	(113,839)	761,791

Net Change in Cash and Cash Equivalents	(237,373)	599,177	(158,667)
Cash and Cash Equivalents at Beginning of Period	1,000,944	401,767	560,434
Cash and Cash Equivalents at End of Period	$763,571	$1,000,944	$401,767
Supplemental Information
Cash Paid for Interest	$403,394	$282,025	$49,609
Cash Paid for Income Taxes	31,240	52,246	53,025
Non-Cash Investing and Financing Activities:
Transfer of Investment Securities from Available-for-Sale to Held-to-Maturity	—	—	1,275,043
Transfer from Loans to Foreclosed Real Estate	708	1,625	—
Transfers from Loans to Loans Held for Sale	—	—	380
Transfers from Loans Held for Sale to Loans	—	569	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note 1. Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaiʻi. Bank of Hawaii Corporation and its subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to customers in Hawaiʻi, Guam, and other Pacific Islands. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing.

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

Note 2. Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaiʻi (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Unfunded commitments to fund these low-income housing partnerships were $119.0 million and $101.1 million as of December 31, 2024 and 2023, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $233.2 million and $208.9 million as of December 31, 2024 and 2023, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2024 and 2023. Available-for-sale investment securities, comprised of debt, collateralized mortgage obligations, and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt, collateralized mortgage obligations, and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower-of-cost-or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Any reduction in the loan’s value, prior to being transferred to the held-for-sale category, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for credit losses (the “Allowance”). Further changes in the fair value of the loan are recognized in noninterest expense.

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

The Company’s lease financing arrangements primarily consist of equipment and automobile leases. These lease arrangements are classified as sales-type leases despite not receiving a selling profit at lease inception. Sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Unearned income on sales-type leases is recognized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

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

When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. Payments received on non-accrual loans and leases are normally applied against the principal balance of the loan or lease. Payments may be recognized as income if full collection of principal and interest is reasonably assured. A loan or lease may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement and when doubt about repayment is resolved.

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

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable (“R&S”) forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. The Company also considers future economic conditions and portfolio performance as part of a R&S forecast period.

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

Commercial Portfolio Segment

The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics based on portfolio class and risk ratings and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.

The Company also considers qualitative adjustments to the quantitative baseline such as the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk, such as geographic, large borrower, industry; and economic trends and conditions, such as Hawaiʻi unemployment, real estate prices and market conditions, and visitor arrivals. The Company also considers changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

The Company also incorporates a R&S loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs asset quality reviews which includes a review of forecasted delinquencies, gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The results of the asset quality review are used to consider qualitative adjustments to the quantitative baseline. After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

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

The Company also incorporates a R&S loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the consumer portfolio which could differ from historical loss experience. The Company performs asset quality reviews which include a review of forecasted delinquencies, gross charge-offs and recoveries, and nonperforming assets. Asset quality review results are used to consider qualitative adjustments to the quantitative baseline.

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

See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Allowance for Credit Losses - Held-to-Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities.

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

Collateral-Dependent Loans

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of these loans are collateralized by various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Reserve for Unfunded Commitments

The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancelable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition) and the offsetting adjustment to the reserve is recognized in provision for credit losses in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Expected loss rates are estimated using the loss rates calculated for the corresponding loan category in the Allowance. For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

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

The Company’s mortgage servicing rights accounted for under the fair value method are carried at fair value with changes in fair value recorded in mortgage banking income in the period in which the change occurs. Changes in the fair value of mortgage servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

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

The Company performs an annual evaluation of goodwill impairment or more frequently if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaiʻi economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2024, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

Bank-Owned Life Insurance

The Company purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Company invests in Bank-Owned Life Insurance (“BOLI”) policies to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Company invests in Company-Owned Life Insurance (“COLI”) policies insuring the lives of certain employees eligible to participate in certain of the deferred compensation as a means of funding benefits under such plans. The Company records these policies in the consolidated statements of condition at cash surrender value, with changes recorded in noninterest income in the consolidated statements of income.

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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial gains or losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains or losses. The service cost portion of net periodic postretirement benefit costs is recognized in salaries and benefits and interest cost, expected return on plan assets and amortization of net actuarial gains or losses are recognized in other noninterest expense in the consolidated statements of income. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining expected lives of the pension plan participants and over the average remaining future service years of the postretirement benefit plan participants. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2024, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments are carried at fair value and recorded in other assets or other liabilities, as appropriate in the consolidated statements of condition with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item in the consolidated statements of condition and in the related net interest income line item.

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs were $7.8 million, $8.2 million, and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Accounting Standards Adopted in 2024

During the year ended December 31, 2024, the Company adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13 Business Segments for more information.

During the year ended December 31, 2024, the Company adopted ASU 2023-09, “Improvements to Income Tax Disclosure”, which expands the disclosure requirements for income taxes. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 16 Income Taxes for more information.

Accounting Standards Pending Adoption

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE).” ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied on a prospective basis, although retrospective application is permitted. ASU 2024-03 is not expected to have a material impact on the Company’s financial statements.

Note 3. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of the Company’s investment securities as of December 31, 2024 and 2023, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$257,036	$221	$(8,185)	$249,072
Debt Securities Issued by States and Political Subdivisions	73,208	—	(9,349)	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,505	—	(41)	1,464
Debt Securities Issued by Corporations	703,579	376	(32,280)	671,675
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	322	(115,401)	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	199	(23,421)	283,474
Total Collateralized Mortgage Obligations	1,356,995	521	(138,822)	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	130	(70,458)	484,764
Total Mortgage-Backed Securities	555,092	130	(70,458)	484,764
Total	$2,947,415	$1,248	$(259,135)	$2,689,528
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,868	$—	$(14,927)	$116,941
Debt Securities Issued by Corporations	10,490	—	(2,156)	8,334
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	3	(377,149)	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	—	(92,211)	324,178
Total Collateralized Mortgage Obligations	2,601,599	3	(469,360)	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	37	(309,093)	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	—	(2,165)	7,830
Total Mortgage-Backed Securities	1,874,586	37	(311,258)	1,563,365
Total	$4,618,543	$40	$(797,701)	$3,820,882
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$223,308	$361	$(11,096)	$212,573
Debt Securities Issued by States and Political Subdivisions	73,417	—	(9,611)	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,556	—	(80)	1,476
Debt Securities Issued by Corporations	706,002	142	(48,443)	657,701
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	892,513	1	(118,151)	774,363
Commercial - Government Agencies or Sponsored Enterprises	157,515	—	(22,592)	134,923
Total Collateralized Mortgage Obligations	1,050,028	1	(140,743)	909,286
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	639,701	200	(75,810)	564,091
Total Mortgage-Backed Securities	639,701	200	(75,810)	564,091
Total	$2,694,012	$704	$(285,783)	$2,408,933
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,742	$—	$(15,211)	$116,531
Debt Securities Issued by Corporations	11,483	—	(1,998)	9,485
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,383,375	3	(361,295)	2,022,083
Commercial - Government Agencies or Sponsored Enterprises	425,935	—	(88,932)	337,003
Total Collateralized Mortgage Obligations	2,809,310	3	(450,227)	2,359,086
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	2,034,794	26	(274,162)	1,760,658
Commercial - Government Agencies or Sponsored Enterprises	10,006	—	(2,129)	7,877
Total Mortgage-Backed Securities	2,044,800	26	(276,291)	1,768,535
Total	$4,997,335	$29	$(743,727)	$4,253,637

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $9.0 million for both December 31, 2024 and 2023. For HTM debt securities, AIR totaled $8.6 million and $8.7 million as of December 31, 2024 and 2023, respectively.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2024. Debt securities issued by government agencies (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$43,387	$42,757
Due After One Year Through Five Years	709,471	687,128
Due After Five Years Through Ten Years	183,649	157,502
	936,507	887,387
Debt Securities Issued by Government Agencies	98,821	98,683
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	283,474
Total Collateralized Mortgage Obligations	1,356,995	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	484,764
Total Mortgage-Backed Securities	555,092	484,764
Total	$2,947,415	$2,689,528
Held-to-Maturity:
Due in One Year or Less	$7,500	$7,272
Due After One Year Through Five Years	74,815	67,951
Due After Five Years Through Ten Years	60,043	50,052
	142,358	125,275
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	324,178
Total Collateralized Mortgage Obligations	2,601,599	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	7,830
Total Mortgage-Backed Securities	1,874,586	1,563,365
Total	$4,618,543	$3,820,882

Investment securities with carrying values of $7.2 billion and $7.1 billion as of December 31, 2024 and 2023, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the FRB, and secure derivative transactions.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
Gross Gains on Sales of Investment Securities	$—	$146	$1
Gross Losses on Sales of Investment Securities	(7,507)	(11,601)	(6,112)
Net Losses on Sales of Investment Securities	$(7,507)	$(11,455)	$(6,111)

The losses on sales of investment securities during the year ended December 31, 2023 included a $4.6 million realized loss from sales of various corporate and municipal bonds, a strategic decision made by the Company to reduce the size of its AFS portfolio. In addition, fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred, also contributed to the losses during the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$38,854	$(288)	$157,456	$(7,897)	$196,310	$(8,185)
Debt Securities Issued by States and Political Subdivisions	—	—	63,644	(9,349)	63,644	(9,349)
Debt Securities Issued by U.S. Government - Sponsored Enterprises	—	—	1,464	(41)	1,464	(41)
Debt Securities Issued by Corporations	24,892	(108)	546,407	(32,172)	571,299	(32,280)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	153,104	(275)	673,141	(115,126)	826,245	(115,401)
Commercial - Government Agencies or Sponsored Enterprises	92,485	(5)	128,430	(23,416)	220,915	(23,421)
Total Collateralized Mortgage Obligations	245,589	(280)	801,571	(138,542)	1,047,160	(138,822)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	135	—	480,189	(70,458)	480,324	(70,458)
Total Mortgage-Backed Securities	135	—	480,189	(70,458)	480,324	(70,458)
Total	$309,470	$(676)	$2,050,731	$(258,459)	$2,360,201	$(259,135)
December 31, 2023
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,171	$(16)	$155,341	$(11,080)	$162,512	$(11,096)
Debt Securities Issued by States and Political Subdivisions	237	(2)	63,509	(9,609)	63,746	(9,611)
Debt Securities Issued by U.S. Government - Sponsored Enterprises	—	—	1,476	(80)	1,476	(80)
Debt Securities Issued by Corporations	220,987	(4,013)	411,573	(44,430)	632,560	(48,443)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	9,624	(13)	763,476	(118,138)	773,100	(118,151)
Commercial - Government Agencies or Sponsored Enterprises	—	—	134,923	(22,592)	134,923	(22,592)
Total Collateralized Mortgage Obligations	9,624	(13)	898,399	(140,730)	908,023	(140,743)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	4	—	559,247	(75,810)	559,251	(75,810)
Total Mortgage-Backed Securities	4	—	559,247	(75,810)	559,251	(75,810)
Total	$238,023	$(4,044)	$2,089,545	$(281,739)	$2,327,568	$(285,783)

The Company does not believe the AFS debt securities that were in an unrealized loss position as of December 31, 2024, which were comprised of 386 individual securities, represent a credit loss impairment. As of December 31, 2024 and 2023, total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Debt securities issued by corporations are of high credit quality and the issuers continue to make timely principal and interest payments. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. As of December 31, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and management had the intent and ability to hold to recovery, therefore, an allowance for credit losses was not recorded.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2024.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Taxable	$174,782	$186,082	$151,953
Non-Taxable	438	196	92
Total Interest Income from Investment Securities	$175,220	$186,278	$152,045

Note 4. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial Mortgage	$4,020,622	$3,749,016
Commercial and Industrial	1,705,133	1,664,068
Construction	308,898	304,463
Lease Financing	90,756	59,939
Total Commercial	6,125,409	5,777,486
Consumer
Residential Mortgage	4,628,283	4,684,171
Home Equity	2,165,514	2,264,827
Automobile	764,146	837,830
Other	392,628	400,712
Total Consumer	7,950,571	8,187,540
Total Loans and Leases	$14,075,980	$13,965,026

The majority of the Company’s lending activity is with customers located within the State of Hawaiʻi. A substantial portion of the Company’s real estate loans are secured by real estate within Hawaiʻi.

The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of both December 31, 2024 and 2023, AIR for loans and leases totaled $48.4 million.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(2,609)	(16,527)	(19,136)
Recoveries on Loans and Leases Previously Charged-Off	832	5,374	6,206
Net Loans and Leases Charged-Off	(1,777)	(11,153)	(12,930)
Provision for Credit Losses	11,603	3,452	15,055
Balance at End of Period	$83,900	$64,628	$148,528

For the Year Ended December 31, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(987)	(13,980)	(14,967)
Recoveries on Loans and Leases Previously Charged-Off	350	6,799	7,149
Net Loans and Leases Charged-Off	(637)	(7,181)	(7,818)
Provision for Credit Losses	10,811	(1,029)	9,782
Balance at End of Period	$74,074	$72,329	$146,403

For the Year Ended December 31, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(925)	(12,417)	(13,342)
Recoveries on Loans and Leases Previously Charged-Off	552	7,671	8,223
Net Loans and Leases Charged-Off	(373)	(4,746)	(5,119)
Provision for Credit Losses	(677)	(7,586)	(8,263)
Balance at End of Period	$63,900	$80,539	$144,439

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified Credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024 [1]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2024
Commercial
Commercial Mortgage
Pass	$401,415	$687,580	$1,091,627	$596,386	$405,244	$600,386	$48,655	$-	$3,831,293
Special Mention	-	47,773	1,918	3,348	2,911	15,148	-	-	71,098
Classified	35,770	14,491	24,420	3,136	19,609	20,805	-	-	118,231
Total Commercial Mortgage	$437,185	$749,844	$1,117,965	$602,870	$427,764	$636,339	$48,655	$-	$4,020,622
Gross Charge-Offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial
Pass	$356,831	$281,168	$236,802	$146,458	$135,158	$79,258	$375,135	$276	$1,611,086
Special Mention	467	-	-	-	-	-	38,587	-	39,054
Classified	325	15,614	3,483	4,831	6,590	6,427	17,716	7	54,993
Total Commercial and Industrial	$357,623	$296,782	$240,285	$151,289	$141,748	$85,685	$431,438	$283	$1,705,133
Gross Charge-Offs	362	282	-	1,438	128	399	-	-	2,609
Construction
Pass	$89,334	$110,153	$87,006	$1,689	$1,279	$-	$16,766	$-	$306,227
Classified	-	-	2,671	-	-	-	-	-	2,671
Total Construction	$89,334	$110,153	$89,677	$1,689	$1,279	$-	$16,766	$-	$308,898
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Lease Financing
Pass	$49,360	$8,174	$9,568	$9,751	$5,244	$7,602	$-	$-	$89,699
Classified	-	491	37	81	62	386	-	-	1,057
Total Lease Financing	$49,360	$8,665	$9,605	$9,832	$5,306	$7,988	$-	$-	$90,756
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Total Commercial	$481,935	$405,812	$348,228	$151,283	$156,046	$100,063	$391,901	$283	$6,125,409
Total Commercial Gross Charge-Offs	$362	$282	$-	$1,438	$128	$399	$-	$-	$2,609
Consumer
Residential Mortgage
Pass	$268,330	$271,985	$751,920	$1,180,191	$919,280	$1,232,582	$-	$-	$4,624,288
Classified	-	-	858	474	735	1,928	-	-	3,995
Total Residential Mortgage	$268,330	$271,985	$752,778	$1,180,665	$920,015	$1,234,510	$-	$-	$4,628,283
Gross Charge-Offs	-	-	-	337	-	48	-	-	385
Home Equity
Pass	$-	$-	$-	$-	$-	$40	$2,105,833	$55,963	$2,161,836
Classified	-	-	-	-	-	-	3,092	586	3,678
Total Home Equity	$-	$-	$-	$-	$-	$40	$2,108,925	$56,549	$2,165,514
Gross Charge-Offs	-	-	-	-	-	-	429	272	701
Automobile
Pass	$210,145	$187,136	$210,207	$94,492	$34,614	$26,777	$-	$-	$763,371
Classified	90	191	224	154	57	59	-	-	775
Total Automobile	$210,235	$187,327	$210,431	$94,646	$34,671	$26,836	$-	$-	$764,146
Gross Charge-Offs	227	1,578	1,340	1,083	293	821	-	-	5,342
Other
Pass	$133,093	$74,068	$96,376	$52,152	$5,149	$30,580	$533	$-	$391,951
Classified	51	229	246	83	-	68	-	-	677
Total Other	$133,144	$74,297	$96,622	$52,235	$5,149	$30,648	$533	$-	$392,628
Gross Charge-Offs	1,431	2,151	2,901	1,869	326	1,421	-	-	10,099
Total Consumer	$611,709	$533,609	$1,059,831	$1,327,546	$959,835	$1,292,034	$2,109,458	$56,549	$7,950,571
Total Consumer Gross Charge-Offs	$1,658	$3,729	$4,241	$3,289	$619	$2,290	$429	$272	$16,527
Total Loans and Leases	$1,093,644	$939,421	$1,408,059	$1,478,829	$1,115,881	$1,392,097	$2,501,359	$56,832	$14,075,980
Total Gross Charge-Offs	$2,020	$4,011	$4,241	$4,727	$747	$2,689	$429	$272	$19,136

1. Loans reported as Special Mention or Classified in the 2024 column represent renewal of loans that originated in an earlier period.

During the year ended December 31, 2024, $12.7 million in revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023 [1]	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2023
Commercial
Commercial Mortgage
Pass	$788,558	$1,043,472	$679,258	$432,896	$244,767	$419,225	$41,292	$-	$3,649,468
Special Mention	30,356	18,636	-	3,875	-	9,153	-	-	62,020
Classified	5,829	155	3,724	13,112	535	14,173	-	-	37,528
Total Commercial Mortgage	$824,743	$1,062,263	$682,982	$449,883	$245,302	$442,551	$41,292	$-	$3,749,016
Gross Charge-Offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial
Pass	$319,451	$294,142	$231,485	$157,745	$40,696	$77,789	$380,524	$450	$1,502,282
Special Mention	50,792	5,555	-	-	657	-	39,278	-	96,282
Classified	11,790	5,846	8,928	6,625	-	9,199	23,103	13	65,504
Total Commercial and Industrial	$382,033	$305,543	$240,413	$164,370	$41,353	$86,988	$442,905	$463	$1,664,068
Gross Charge-Offs	500	208	-	84	-	195	-	-	987
Construction
Pass	$77,163	$149,183	$50,996	$-	$16,009	$-	$9,777	$-	$303,128
Special Mention	-	-	-	1,335	-	-	-	-	1,335
Total Construction	$77,163	$149,183	$50,996	$1,335	$16,009	$-	$9,777	$-	$304,463
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Lease Financing
Pass	$9,867	$13,409	$13,795	$8,493	$5,385	$7,650	$-	$-	$58,599
Classified	600	51	117	94	-	478	-	-	1,340
Total Lease Financing	$10,467	$13,460	$13,912	$8,587	$5,385	$8,128	$-	$-	$59,939
Total Commercial	$1,294,406	$1,530,449	$988,303	$624,175	$308,049	$537,667	$493,974	$463	$5,777,486
Total Commercial Gross Charge-Offs	$500	$208	$-	$84	$-	$195	$-	$-	$987
Consumer
Residential Mortgage
Pass	$297,532	$796,979	$1,249,917	$977,377	$303,098	$1,057,267	$-	$-	$4,682,170
Classified	-	-	426	-	-	1,575	-	-	2,001
Total Residential Mortgage	$297,532	$796,979	$1,250,343	$977,377	$303,098	$1,058,842	$-	$-	$4,684,171
Gross Charge-Offs	$-	$-	$-	$-	$-	$6	$-	$-	$6
Home Equity
Pass	$-	$-	$-	$-	$-	$43	$2,215,970	$46,794	$2,262,807
Classified	-	-	-	-	-	-	1,229	791	2,020
Total Home Equity	$-	$-	$-	$-	$-	$43	$2,217,199	$47,585	$2,264,827
Gross Charge-Offs	-	-	-	-	-	-	32	50	82
Automobile
Pass	$250,380	$301,968	$149,915	$64,734	$46,396	$24,038	$-	$-	$837,431
Classified	84	108	11	46	72	78	-	-	399
Total Automobile	$250,464	$302,076	$149,926	$64,780	$46,468	$24,116	$-	$-	$837,830
Gross Charge-Offs	261	1,299	1,354	608	746	979	-	-	5,247
Other
Pass	$102,563	$141,421	$92,312	$13,074	$16,897	$32,519	$1,277	$-	$400,063
Classified	65	224	165	22	93	80	-	-	649
Total Other	$102,628	$141,645	$92,477	$13,096	$16,990	$32,599	$1,277	$-	$400,712
Gross Charge-Offs	1,415	2,551	1,841	364	1,269	1,205	-	-	8,645
Total Consumer	$650,624	$1,240,700	$1,492,746	$1,055,253	$366,556	$1,115,600	$2,218,476	$47,585	$8,187,540
Total Consumer Gross Charge-Offs	$1,676	$3,850	$3,195	$972	$2,015	$2,190	$32	$50	$13,980
Total Loans and Leases	$1,945,030	$2,771,149	$2,481,049	$1,679,428	$674,605	$1,653,267	$2,712,450	$48,048	$13,965,026
Total Gross Charge-Offs	$2,176	$4,058	$3,195	$1,056	$2,015	$2,385	$32	$50	$14,967

1. Loans reported as Special Mention or Classified in the 2023 column represent renewal of loans that originated in an earlier period.

During the year ended December 31, 2023, $13.2 million in revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2024 and 2023.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
December 31, 2024
Commercial
Commercial Mortgage	$—	$—	$—	$2,450	$2,450	$4,018,172	$4,020,622	$—
Commercial and Industrial	90	117	—	4,627	4,834	1,700,299	1,705,133	—
Construction	—	—	—	—	—	308,898	308,898	—
Lease Financing	—	—	—	—	—	90,756	90,756	—
Total Commercial	90	117	—	7,077	7,284	6,118,125	6,125,409	—
Consumer
Residential Mortgage	5,184	4,174	3,984	5,052	18,394	4,609,889	4,628,283	424
Home Equity	6,109	2,753	2,845	4,514	16,221	2,149,293	2,165,514	1,438
Automobile	16,443	1,661	776	—	18,880	745,266	764,146	—
Other	2,565	1,076	677	—	4,318	388,310	392,628	—
Total Consumer	30,301	9,664	8,282	9,566	57,813	7,892,758	7,950,571	1,862
Total	$30,391	$9,781	$8,282	$16,643	$65,097	$14,010,883	$14,075,980	$1,862

December 31, 2023
Commercial
Commercial Mortgage	$—	$—	$—	$2,884	$2,884	$3,746,132	$3,749,016	$2,884
Commercial and Industrial	6,748	514	—	39	7,301	1,656,767	1,664,068	36
Construction	—	—	—	—	—	304,463	304,463	—
Lease Financing	—	—	—	—	—	59,939	59,939	—
Total Commercial	6,748	514	—	2,923	10,185	5,767,301	5,777,486	2,920
Consumer
Residential Mortgage	4,547	317	3,814	2,935	11,613	4,672,558	4,684,171	867
Home Equity	4,210	1,967	1,734	3,791	11,702	2,253,125	2,264,827	1,101
Automobile	13,242	1,478	399	—	15,119	822,711	837,830	—
Other	1,968	1,019	648	—	3,635	397,077	400,712	—
Total Consumer	23,967	4,781	6,595	6,726	42,069	8,145,471	8,187,540	1,968
Total	$30,715	$5,295	$6,595	$9,649	$52,254	$13,912,772	$13,965,026	$4,888

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$2,450	$2,450	$—	$2,884	$2,884
Commercial and Industrial	3,695	932	4,627	39	—	39
Total Commercial	3,695	3,382	7,077	39	2,884	2,923
Consumer
Residential Mortgage	5,052	—	5,052	2,935	—	2,935
Home Equity	4,514	—	4,514	3,791	—	3,791
Total Consumer	9,566	—	9,566	6,726	—	6,726
Total	$13,261	$3,382	$16,643	$6,765	$2,884	$9,649

Payments received on non-accrual status are normally applied against the principal balance of the loan or lease. Payments may be recognized as income if full collection of principal and interest is reasonably assured.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The following illustrates the most common loan modifications by loan classes offered by the Company:

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023.

(dollars in thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension[1]	Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	$2,450	$—	$—	$—	$—	$2,450	0.06%
Commercial and Industrial	97	—	4,023	—	—	4,120	0.24%
Total Commercial	2,547	—	4,023	—	—	6,570	0.11%
Consumer
Residential Mortgage	—	—	—	—	14,369	14,369	0.31%
Home Equity	—	—	—	—	1,070	1,070	0.05%
Automobile	14,492	—	774	—	—	15,266	2.00%
Other	1,827	—	56	—	—	1,883	0.48%
Total Consumer	16,319	—	830	—	15,439	32,588	0.41%
Total Loans and Leases	$18,866	$—	$4,853	$—	$15,439	$39,158	0.28%
For the Year Ended December 31, 2023
Commercial
Commercial Mortgage	$—	$939	$—	$—	$3,976	$4,915	0.13%
Commercial and Industrial	105	—	5,509	—	1,615	7,229	0.44%
Total Commercial	105	939	5,509	—	5,591	12,144	0.21%
Consumer
Residential Mortgage	131	—	—	—	—	131	0.00%
Home Equity	133	—	—	616	—	749	0.03%
Automobile	10,026	—	1,179	—	—	11,205	1.34%
Other	1,101	—	248	—	—	1,349	0.34%
Total Consumer	11,391	—	1,427	616	—	13,434	0.16%
Total Loans and Leases	$11,496	$939	$6,936	$616	$5,591	$25,578	0.18%

1. Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	2	$—	—
Commercial and Industrial	12	593	—
Consumer
Residential Mortgage	—	$12	—
Home Equity	—	14	—
Automobile	22	1	—
Other	21	—	—
For the Year Ended December 31, 2023
Commercial
Commercial Mortgage	—	$39	2.50%
Commercial and Industrial	6	1,267	—
Consumer
Residential Mortgage	58	$5	—
Home Equity	107	—	2.88%
Automobile	21	1	—
Other	19	1	—

1. Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the years ended December 31, 2024 and 2023.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension	Total
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	$—	$32	$32
Commercial and Industrial	2,450	—	2,450
Total Commercial	2,450	32	2,482
Consumer
Automobile	597	38	635
Other	219	—	219
Total Consumer	816	38	854
Total Loans and Leases	$3,266	$70	$3,336
For the Year Ended December 31, 2023
Consumer
Automobile	$425	$—	$425
Other	132	—	132
Total Consumer	557	—	557
Total Loans and Leases	$557	$—	$557

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2024 and 2023.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	$4,120	$—	$—	$—	$—	4,120
Commercial and Industrial	—	—	—	—	2,450	2,450
Total Commercial	4,120	—	—	—	2,450	6,570
Consumer
Residential Mortgage	14,369	—	—	—	—	14,369
Home Equity	1,070	—	—	—	—	1,070
Automobile	12,025	2,958	166	117	—	15,266
Other	1,648	90	96	49	—	1,883
Total Consumer	29,112	3,048	262	166	—	32,588
Total Loans and Leases	$33,232	$3,048	$262	$166	$2,450	$39,158
For the Year Ended December 31, 2023
Commercial
Commercial Mortgage	$4,915	$—	$—	$—	$—	4,915
Commercial and Industrial	7,142	87	—	—	—	$7,229
Total Commercial	12,057	87	—	—	—	12,144
Consumer
Residential Mortgage	—	—	—	—	131	131
Home Equity	133	—	—	—	616	749
Automobile	8,884	2,027	158	136	—	11,205
Other	1,132	115	27	75	—	1,349
Total Consumer	10,149	2,142	185	211	747	13,434
Total Loans and Leases	$22,206	$2,229	$185	$211	$747	$25,578

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.8 million and $4.9 million as of December 31, 2024 and 2023, respectively.

Note 5. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion and $2.6 billion as of December 31, 2024 and 2023, respectively. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $5.5 million for the year ended December 31, 2024, $5.6 million for 2023 and $6.0 million for 2022. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaiʻi.

For the years ended December 31, 2024, 2023 and 2022, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2024	2023	2022
Balance at Beginning of Year	$678	$717	$800
Changes in Fair Value Due to Payoffs	(31)	(39)	(83)
Balance at End of Year	$647	$678	$717

For the years ended December 31, 2024, 2023 and 2022, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2024	2023	2022
Balance at Beginning of Year	$20,201	$21,902	$21,451
Servicing Rights that Resulted From Asset Transfers	466	528	1,217
Amortization	(2,115)	(2,229)	(2,595)
Valuation Allowance Recovery	—	—	1,829
Balance at End of Year	$18,552	$20,201	$21,902
Valuation Allowance:
Balance at Beginning of Year	$—	$—	$(1,829)
Valuation Allowance Recovery	—	—	1,829
Balance at End of Year	$—	$—	$—
Fair Value:
Balance at Beginning of Year	$26,173	$27,323	$21,451
Balance at End of Year	$24,989	$26,173	$27,323

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted-Average Constant Prepayment Rate [1]	4.00%	4.06%
Weighted-Average Life (in years)	9.28	9.44
Weighted-Average Note Rate	3.74%	3.67%
Weighted-Average Discount Rate [2]	9.92%	9.48%
1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2024 and 2023 is presented in the following table.

	December 31,
(dollars in thousands)	2024	2023
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(306)	$(326)
Decrease in fair value from 50 bps adverse change	(606)	(645)
Discount Rate
Decrease in fair value from 25 bps adverse change	(282)	(303)
Decrease in fair value from 50 bps adverse change	(558)	(600)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6. Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2024 and 2023 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2024
Premises	$394,619	$(250,169)	$144,450
Equipment	128,949	(89,470)	39,479
Finance Leases	3,619	(3,068)	551
Total	$527,187	$(342,707)	$184,480

December 31, 2023
Premises	$380,837	$(240,471)	$140,366
Equipment	139,631	(87,230)	52,401
Finance Leases	6,593	(4,505)	2,088
Total	$527,061	$(332,206)	$194,855

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $20.1 million, $21.3 million, and $21.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2024, 2023 and 2022.

Note 7. Other Assets

The components of the Company’s other assets as of December 31, 2024 and 2023 were as follows:

	December 31,
(dollars in thousands)	2024	2023
Low-Income Housing and Other Equity Investments	$233,202	$208,858
Deferred Tax Assets and Tax Receivable	172,499	183,691
Derivative Financial Instruments	161,473	95,069
Federal Home Loan Bank of Des Moines Stock	34,750	34,750
Federal Reserve Bank Stock	30,339	27,522
Prepaid Expenses	22,623	18,237
Deferred Compensation Plan Assets	18,155	13,448
Accounts Receivable	16,981	17,073
Foreclosed Real Estate	2,657	2,098
Other	44,279	40,810
Total Other Assets	$736,958	$641,556

Note 8. Deposits

Time Deposits

As of December 31, 2024 and 2023, the Company’s total time deposits were $3.1 billion. As of December 31, 2024, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2025	$2,896,318
2026	132,765
2027	15,986
2028	8,091
2029	3,771
Thereafter	2,644
Total	$3,059,575

The amount of time deposits with balances over $250,000 was $1.9 billion and $2.1 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$852,256
Over Three Months through Six Months	412,923
Over Six Months through Twelve Months	551,674
Over Twelve Months	103,248
Total	$1,920,101

Public Deposits

As of December 31, 2024 and 2023, deposits of governmental entities of $1.9 billion and $2.0 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9. Securities Sold Under Agreements to Repurchase

Details of the Company’s securities sold under agreements to repurchase as of December 31, 2024 and 2023 were as follows:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)
Securities Sold Under Agreements to Repurchase
Private Institutions	$100,000	3.88%	3.9	$150,000	3.80%	5.2
Government Entities	—	—	—	490	1.55	0.9
Total	$100,000	3.88%	3.9	$150,490	3.79%	5.2

As of December 31, 2024, all of the Company's repurchase agreements were at fixed interest rates, with remaining terms ranging from 2027 to 2029. In May 2024, a private institution exercised their right to call on one repurchase agreement with a balance of $50.0 million, resulting in its termination. In November 2024, a repurchase agreement with a government entity matured, leaving an aggregate outstanding balance of $100.0 million to private institutions. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchases of securities.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2024 and 2023, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2024
Class of Collateral Pledged:
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	$—	$—	$50,064	$49,936	$100,000
Total	$—	$—	$50,064	$49,936	$100,000

December 31, 2023
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$490	$—	$—	$490
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	—	—	—	150,000	150,000
Total	$—	$490	$—	$150,000	$150,490

Note 10. Other Debt

The Company’s other debt as of December 31, 2024 and 2023 were as follows:

	December 31,
(dollars in thousands)	2024	2023
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000
Finance Lease Obligations	8,274	10,190
Total	$558,274	$560,190

As of December 31, 2024, FHLB advances totaled $550.0 million with a weighted-average interest rate of 4.13% and maturity dates ranging from 2026 to 2028. As of December 31, 2024, the Company had an undrawn line of credit with the FHLB of $1.7 billion.

As of December 31, 2024, the Company had an undrawn line of credit with the FRB of $7.4 billion.

Finance lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term.

As of December 31, 2024, the annual maturities of the Company's other debt, exclusive of finance lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2025	$—
2026	50,000
2027	400,000
2028	100,000
2029	—
Total	$550,000

Note 11. Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2024 and 2023:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2024
Common Shareholders’ Equity		$1,322,774	$1,540,431
Common Equity Tier 1 Capital		1,648,889	1,869,247
Tier 1 Capital		1,984,990	1,869,247
Total Capital		2,133,624	2,017,881
Common Equity Tier 1 Capital Ratio	6.5%	11.59%	13.16%
Tier 1 Capital Ratio	8.0%	13.95%	13.16%
Total Capital Ratio	10.0%	15.00%	14.20%
Tier 1 Leverage Ratio	5.0%	8.31%	7.83%

As of December 31, 2023
Common Shareholders’ Equity		$1,238,756	$1,369,733
Common Equity Tier 1 Capital		1,611,645	1,754,222
Tier 1 Capital		1,787,132	1,754,222
Total Capital		1,935,532	1,902,622
Common Equity Tier 1 Capital Ratio	6.5%	11.33%	12.33%
Tier 1 Capital Ratio	8.0%	12.56%	12.33%
Total Capital Ratio	10.0%	13.60%	13.38%
Tier 1 Leverage Ratio	5.0%	7.51%	7.38%

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

As of December 31, 2024, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank. There were no conditions or events since December 31, 2024, that management believes have changed the Company or the Bank’s capital classifications.

The Company elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule that was finalized on September 30, 2020. Under the modified CECL transition provision, capital ratios were calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL, which was completed as of December 31, 2024.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2024, the Parent repurchased no shares of common stock under its share repurchase program. From the beginning of the stock repurchase program in July 2001 through December 31, 2024, the Parent repurchased a total of 58.2 million shares of common stock at an average cost of $41.24 per share and total cost of $2.4 billion. Remaining buyback authority was $126.0 million as of December 31, 2024. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Preferred Stock Issuance

The Company issued and sold 7,200,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”). The Company issued a total of 180,000 shares of Series A Preferred Stock underlying the depositary shares. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Net proceeds, after underwriting discounts and expenses, totaled $175.5 million. Dividends on the Series A Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that the Company have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 4.375% per annum. Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2026 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

In June 2024, the Company issued and sold 6,600,000 depositary shares, each representing a 1/40th ownership interest in a share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). The Company issued a total of 165,000 shares of Series B Preferred Stock underlying the depositary shares. The Series B Preferred Stock has a liquidation preference of $1,000 per share. Net proceeds, after underwriting discounts and expenses, totaled $160.6 million. Dividends on the Series B Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that we have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 8.000% per annum. Holders of the Series B Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series B Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2029 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$47,860	$12,683	$35,177
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	24,844	6,586	18,258
Net Unrealized Gains on Investment Securities	72,704	19,269	53,435
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(1,101)	(291)	(810)
Amortization of Net Actuarial Losses	1,163	308	855
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	(184)	(48)	(136)
Other Comprehensive Income	$72,520	$19,221	$53,299

Year Ended December 31, 2023
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$17,692	$4,661	$13,031
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	26,909	7,133	19,776
Net Unrealized Gains on Investment Securities	49,183	13,031	36,152
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	1,968	521	1,447
Amortization of Net Actuarial Losses	751	199	552
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	2,473	655	1,818
Other Comprehensive Income	$51,656	$13,686	$37,970

Year Ended December 31, 2022
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(523,221)	$(138,678)	$(384,543)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	10,680	2,831	7,849
Net Unrealized Losses on Investment Securities	(512,541)	(135,847)	(376,694)
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	9,525	2,525	7,000
Amortization of Net Actuarial Losses	2,175	576	1,599
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	11,454	3,036	8,418
Other Comprehensive Loss	$(501,087)	$(132,811)	$(368,276)

The amortization of unrealized holding losses on HTM securities amounts relate to the amortization/accretion of unrealized losses related to the Company’s reclassification of AFS investment securities to the HTM category. The unrealized losses will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available-For-Sale	Investment Securities-Held-To-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income (Loss) Before Reclassifications	35,177	—	(810)	34,367
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	18,258	674	18,932
Total Other Comprehensive Income (Loss)	35,177	18,258	(136)	53,299
Balance at End of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)

Year Ended December 31, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income (Loss) Before Reclassifications	13,031	—	1,447	14,478
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3,345	19,776	371	23,492
Total Other Comprehensive Income (Loss)	16,376	19,776	1,818	37,970
Balance at End of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)

Year Ended December 31, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(384,543)	—	7,000	(377,543)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7,849	1,418	9,267
Total Other Comprehensive Income (Loss)	(207,843)	(168,851)	8,418	(368,276)
Balance at End of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other
	Comprehensive Income (Loss) [1]			Affected Line Item in the
	Year Ended December 31,			Statement Where
(dollars in thousands)	2024	2023	2022	Net Income is Presented
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(24,844)	$(26,909)	$(10,680)	Interest Income
	6,586	7,133	2,831	Provision for Income Tax
	(18,258)	(19,776)	(7,849)	Net of Tax
Sales of Investment Securities Available-for-Sale	—	(4,582)	—	Investment Securities Gains (Losses), Net
	—	1,237	—	Provision for Income Tax
	—	(3,345)	—	Net of Tax
Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	246	246	246
Net Actuarial Losses [2]	(1,163)	(751)	(2,175)
	(917)	(505)	(1,929)	Total Before Tax
	243	134	511	Provision for Income Tax
	(674)	(371)	(1,418)	Net of Tax
Total Reclassifications for the Period	$(18,932)	$(23,492)	$(9,267)	Net of Tax
1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense in the consolidated statements of income.

Note 12. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2024, 2023 and 2022:

(dollars in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net Income Available to Common Shareholders	$137,350	$163,325	$217,927

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,450,737	39,274,291	39,601,089
Dilutive Effect of Equity Based Awards	249,651	154,621	186,913
Weighted Average Common Shares Outstanding - Diluted	39,700,388	39,428,912	39,788,002

Earnings Per Common Share:
Basic	$3.48	$4.16	$5.50
Diluted	$3.46	$4.14	$5.48
Antidilutive Stock Options and Restricted Stock Outstanding	32,667	199,217	—

Note 13. Business Segments

The Company’s business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other. The Company’s chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM uses income from operations to evaluate the performance of the overall business and to allocate resources to each of the segments.

The Company's internal management accounting process, which is not necessarily comparable with the process used by any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current reporting structure.

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the CECL methodology that the Company used to estimate the consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 50 branch locations and 317 ATMs throughout Hawai'i and the West Pacific, and online and mobile banking services.

Commercial Banking

Commercial Banking offers products including commercial and industrial loans, commercial real estate loans, commercial lease financing, auto dealer financing, merchant services, deposit products and cash management services. Commercial lending and lease financing, deposit products, and cash management and merchant services are offered to middle-market and large companies in Hawaiʻi and the West Pacific. Commercial Banking also offers lease financing and deposit products to government entities in Hawaiʻi. Commercial real estate mortgages focus on investors, developers, and builders predominantly domiciled in Hawaiʻi. Commercial Banking includes international banking which services Japanese, Korean, and Chinese commercial businesses owned by a foreign individual or entity, a U.S. corporate subsidiary of a foreign owner, or businesses where management prefers to speak a foreign language.

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

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. The cost allocation is included in Other Noninterest Expense in the table below.

Selected business segment financial information as of and for the years ended December 31, 2024, 2023 and 2022 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2024
Net Interest Income (Expense)	$391,137	$206,450	$(131,007)	$466,580
Provision for (Recapture of) Credit Losses	11,969	913	(1,732)	11,150
Net Interest Income (Expense) After Provision for Credit Losses	379,168	205,537	(129,275)	455,430
Noninterest Income	134,568	28,768	9,193	172,529
Salaries and Benefits	81,477	20,436	130,651	232,564
Net Occupancy	27,551	1,816	12,717	42,084
Other Noninterest Expense	230,916	52,100	(127,556)	155,460
Noninterest Expense	339,944	74,352	15,812	430,108
Income (Loss) Before Income Taxes	173,792	159,953	(135,894)	197,851
Provision (Benefit) for Income Taxes	44,290	40,530	(36,963)	47,857
Net Income (Loss)	$129,502	$119,423	$(98,931)	$149,994
Total Assets as of December 31, 2024	$8,288,997	$6,145,162	$9,166,955	$23,601,114

Year Ended December 31, 2023 [1]
Net Interest Income (Expense)	$393,310	$209,436	$(105,721)	$497,025
Provision for (Recapture of) Credit Losses	7,773	44	1,183	9,000
Net Interest Income (Expense) After Provision for Credit Losses	385,537	209,392	(106,904)	488,025
Noninterest Income	126,373	33,016	17,220	176,609
Salaries and Benefits	84,761	21,218	128,100	234,079
Net Occupancy	27,514	1,571	10,839	39,924
Other Noninterest Expense	228,061	54,697	(119,243)	163,515
Noninterest Expense	340,336	77,486	19,696	437,518
Income (Loss) Before Income Taxes	171,574	164,922	(109,380)	227,116
Provision (Benefit) for Income Taxes	44,141	41,109	(29,336)	55,914
Net Income (Loss)	$127,433	$123,813	$(80,044)	$171,202
Total Assets as of December 31, 2023	$8,486,771	$5,831,880	$9,414,645	$23,733,296

Year Ended December 31, 2022 [1]
Net Interest Income	$323,819	$206,182	$10,557	$540,558
Provision for (Recapture of) Credit Losses	5,324	(205)	(12,919)	(7,800)
Net Interest Income After Provision for Credit Losses	318,495	206,387	23,476	548,358
Noninterest Income	126,336	25,937	5,268	157,541
Salaries and Benefits	83,378	18,177	133,715	235,270
Net Occupancy	27,386	1,334	10,721	39,441
Other Noninterest Expense	219,376	51,090	(129,912)	140,554
Noninterest Expense	330,140	70,601	14,524	415,265
Income Before Income Taxes	114,691	161,723	14,220	290,634
Provision (Benefit) for Income Taxes	28,999	39,844	(4,013)	64,830
Net Income	$85,692	$121,879	$18,233	$225,804
Total Assets as of December 31, 2022	$8,521,178	$5,522,916	$9,562,783	$23,606,877
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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $12.0 million for the year ended December 31, 2024 and $13.2 million for the years ended December 31, 2023 and 2022.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $2.4 million and $2.6 million for December 31, 2024 and 2023, respectively.

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

The plan provides access-only coverage for employees hired on or after January 1, 2012. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2024 and 2023, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2024 and 2023.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023
Benefit Obligation at Beginning of Year	$78,568	$84,454	$23,314	$21,929
Service Cost	—	—	438	376
Interest Cost	4,078	4,468	1,242	1,186
Purchase	—	(4,115)	—	—
Actuarial Losses (Gains)	(839)	1,070	270	1,496
Employer Benefits Paid [1]	(6,964)	(7,309)	(1,606)	(1,673)
Benefit Obligation at End of Year	$74,843	$78,568	$23,658	$23,314
Fair Value of Plan Assets at Beginning of Year	$78,214	$79,324	$—	$—
Actual Return on Plan Assets	3,029	9,846	—	—
Employer Contributions	462	468	1,606	1,673
Purchase	—	(4,115)	—	—
Employer Benefits Paid [1]	(6,964)	(7,309)	(1,606)	(1,673)
Fair Value of Plan Assets at End of Year	$74,741	$78,214	$—	$—
Funded Status at End of Year [2]	$(102)	$(354)	$(23,658)	$(23,314)
1.
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.8 million for the years ended December 31, 2024 and 2023.
2.
Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The changes in actuarial losses (gains) related to the Company’s Pension Plans and postretirement benefit plans are mainly due to changes in discount rates for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, the change in discount rate resulted in a $1.3 million decrease to the Company’s Pension Plans liability and a $0.5 million decrease to the Company’s postretirement benefit plan liability. For the year ended December 31, 2023, the change in discount rate resulted in a $0.4 million increase to the Company’s Pension Plans liability and a $0.2 million increase to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2024 and 2023.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(28,033)	$(28,512)	$3,896	$4,330
Net Prior Service Credit	—	—	741	922
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(28,033)	$(28,512)	$4,637	$5,252

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2024, 2023 and 2022.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2024	2023	2022	2024	2023	2022
Service Cost	$—	$—	$—	$438	$376	$584
Interest Cost	4,078	4,468	3,097	1,242	1,186	861
Expected Return on Plan Assets	(4,705)	(5,238)	(4,840)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(246)	(246)
Net Actuarial Losses (Gains) [1]	1,484	1,258	2,175	(321)	(507)	—
Net Periodic Benefit Cost	$857	$488	$432	$1,113	$809	$1,199
1.
Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2024 and 2023 for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Weighted Average Assumptions as of December 31:
Discount Rate	5.67%	5.44%	5.74%	5.51%
Health Care Cost Trend Rate Assumed For Next Year	—	—	7.10%	6.90%
Ultimate Trend Rate	—	—	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	—	—	2046	2047

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted Average Assumptions as of December 31:
Discount Rate	5.44%	5.51%	2.89%	5.51%	5.58%	3.00%
Expected Long-Term Rate of Return on Plan Assets	6.00%	6.00%	5.25%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.90%	6.20%	5.70%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.7 million to the postretirement benefit plan in 2025.

As of December 31, 2024, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2025	$7,207	$1,701
2026	7,108	1,695
2027	7,001	1,759
2028	6,855	1,777
2029	6,708	1,829
Years 2030-2034	30,695	9,515

Retirement Plan Assets

The Company’s overall investment strategy is to maintain an adequate level of funding to secure current and future retiree benefits. This objective is based on a long-term investment horizon to maintain cash reserves sufficient to pay pension benefits and expenses, achieve the highest long-term rate of return practicable without taking excessive risk and de-risk in an orderly fashion. The long-term investment objective is to achieve an overall annualized total return, gross of fees, in line with the blended benchmark index comprised of 80% MSCI ACWI IMI Index and 20% Custom Growth Fixed Income Benchmark.

Subject to liquidity requirements, the asset allocation targets are 80% public global equity securities and 20% growth fixed income securities with a 10% to 15% range permitted from the strategic targets.

The fair values of the Retirement Plan assets as of December 31, 2024 and 2023 by asset category were as follows:

	Fair Value Measurements as of December 31,
(dollars in thousands)	2024	2023
Cash	$857	$6,214
Collective Investment Funds	73,884	72,000
Total Investments at Fair Value	$74,741	$78,214

The fair value of the collective investment fund is based on net asset value of units as a practical expedient, and therefore the asset is not classified in the fair value hierarchy.

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

As of December 31, 2024, total shares authorized under the plans were 2.4 million shares, of which 1.4 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the consolidated statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2024, 2023 and 2022, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2024	2023	2022
Compensation Expense	$14,444	$15,656	$16,066
Income Tax Benefit	3,832	4,153	4,262

Restricted Stock

As of December 31, 2024, unrecognized compensation expense related to unvested restricted stock was $18.6 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.04 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2021	500,536	$87.28
Granted	192,030	85.80
Vested	(138,823)	83.21	$11,640
Forfeited	(13,074)	86.96
Unvested as of December 31, 2022	540,669	$87.81
Granted	201,378	67.78
Vested	(129,294)	86.47	$9,190
Forfeited	(33,965)	85.13
Unvested as of December 31, 2023	578,788	$81.30
Granted	236,992	63.57
Vested	(210,125)	83.58	$12,825
Forfeited	(5,240)	69.23
Unvested as of December 31, 2024 [1]	600,415	$73.61
1.
As of December 31, 2024 and 2023, 106,072 shares and 109,863 shares, respectively, were unvested from service-based grants.

Stock Options

There were no stock options granted during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, all stock options were fully vested and exercised. The Company reissues treasury stock to satisfy stock option exercises.

The following summarizes certain stock option activity of the Company for the years ended December 31, 2024, 2023 and 2022:

(dollars in thousands)	2024	2023	2022
Intrinsic Value of Stock Options Exercised	$—	$—	$679
Cash Received from Stock Options Exercised	—	—	786
Tax Benefits Realized from Stock Options Exercised	—	—	166

Note 16. Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

(dollars in thousands)	2024	2023	2022
Current:
Federal	$56,974	$59,084	$59,855
State	3,103	8,035	7,688
Total Current	60,077	67,119	67,543
Deferred:
Federal	(8,805)	(8,800)	(3,247)
State	(3,415)	(2,405)	534
Total Deferred	(12,220)	(11,205)	(2,713)
Provision for Income Taxes	$47,857	$55,914	$64,830

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity as a component of accumulated other comprehensive loss. The net tax charge recorded was $19.2 million and $13.7 million for the years ended December 31, 2024 and 2023, respectively, compared to a benefit of $132.7 million for the year ended December 31, 2022. Excess tax benefits related to share-based compensation are recorded as a reduction of the provision for income taxes.

Deferred Tax Assets and Liabilities

As of December 31, 2024 and 2023, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2024	2023
Deferred Tax Assets:
Allowance for Credit Losses	$39,907	$40,370
Minimum Pension Liability	8,439	8,390
Accrued Expenses	22,361	20,020
Operating Lease Right-of-Use Assets	23,538	25,102
Net Unrealized Losses on Investments Securities	115,416	134,685
Low Income Housing Investments	8,512	4,569
Other	29,279	27,756
Gross Deferred Tax Assets Before Valuation Allowance	247,452	260,892
Valuation Allowance	(9,740)	(6,728)
Gross Deferred Tax Assets After Valuation Allowance	237,712	254,164
Deferred Tax Liabilities:
Accelerated Depreciation	(2,904)	(8,513)
Accrued Pension Cost	(11,270)	(11,270)
Lease Transactions	(20,234)	(22,571)
Operating Lease Liabilities	(21,251)	(22,826)
Other	(12,540)	(14,368)
Gross Deferred Tax Liabilities	(68,199)	(79,548)
Net Deferred Tax Assets	$169,513	$174,616

Both positive and negative evidence were considered by management in determining the need for a valuation allowance. Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/carryforwards of capital losses are allowed. Positive evidence included capital gains in the carryback years. After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate. Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and there will be sufficient future taxable income exclusive of reversing temporary differences. As of December 31, 2024 and 2023, the Company carried a valuation allowance of $9.7 million and $6.7 million, respectively, related to the deferred tax assets established in connection with the low-income housing investments.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2024, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal Income Tax Expense and Rate	$41,549	21.00%	$47,694	21.00%	$61,033	21.00%
State Taxes, Net of Federal Income Tax Benefit	343	0.17	5,005	2.20	6,041	2.08
Tax credits
Low-Income Housing Investments Amortization, Net of Tax Benefits	5,731	2.90	2,797	1.23	5,118	1.76
Investment Tax Credits	(1,041)	(0.53)	(845)	(0.37)	(822)	(0.28)
Changes in valuation allowances	2,237	1.13	263	0.12	(460)	(0.16)
Nontaxable or nondeductible items
Nondeductible Compensation	2,306	1.17	1,801	0.79	1,161	0.40
Bank-Owned Life Insurance	(2,852)	(1.44)	(2,419)	(1.07)	(2,091)	(0.72)
Tax-Exempt Income	(1,779)	(0.90)	(1,138)	(0.50)	(568)	(0.20)
Other reconciling items
Other	1,363	0.69	2,756	1.21	(4,582)	(1.58)
Income Tax Expense and Effective Tax Rate	$47,857	24.19%	$55,914	24.62%	$64,830	22.31%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2024, 2023 and 2022:

(dollars in thousands)	2024	2023	2022
Unrecognized Tax Benefits at Beginning of Year	$3,737	$3,696	$4,015
Gross Increases, Related to Tax Positions Taken in a Prior Period	1,276	54	1
Gross Decreases, Related to Tax Positions Taken in a Prior Period	—	—	(26)
Gross Increases, Related to Current Period Tax Positions	540	27	226
Lapse of Statute of Limitations	(213)	(40)	(520)
Unrecognized Tax Benefits at End of Year	$5,340	$3,737	$3,696

As of December 31, 2024 and 2023, $5.3 million and $3.7 million, respectively, in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. The recorded net tax expense for interest and penalties was $0.3 million for the year ended December 31, 2024. The recorded net tax benefit for interest and penalties was less than $0.1 million for the years ended December 31, 2023 and 2022. As of December 31, 2024 and 2023, the balance of the accrual for possible interest and penalties was $1.4 million and $1.1 million, respectively.

The federal tax returns for 2021 through 2023 remain subject to examination. The Company's State of Hawaiʻi income tax returns for 2017 and 2021 through 2023 remain subject to examination by the taxing authorities.

The following table presents cash paid for federal and state income taxes for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
Cash Paid for Federal Income Taxes	$21,650	$42,500	$42,700
Cash Paid for State Income Taxes	9,590	9,746	10,325
Total Cash Paid for Income Taxes	$31,240	$52,246	$53,025

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

The Company enters into certain interest rate swap contracts that are matched to closed portfolios of fixed-rate residential mortgage loans and available-for-sale investments securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying loans or investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan or investment security.

During the year ended December 31, 2024, the Company terminated several interest rate swap agreements with a total notional value of $1.7 billion. These interest rate swap agreements were designated as fair value hedging instruments. The termination of the interest rate swaps resulted in a loss of $20.2 million, which was allocated to the assets of the respective closed portfolios and will be amortized to interest income over the contractual terms of those assets using the effective interest method. In 2024, the Company amortized $0.4 million of these losses to interest income.

The notional amounts and fair values of the Company’s derivative financial instruments as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$2,000,000	$2,738	$3,000,000	$(48,672)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	1,534	34	5,899	148
Forward Commitments	3,517	6	8,583	(105)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,123,665	(136,218)	2,067,624	(114,701)
Pay Fixed/Receive Variable Swaps	2,123,665	136,125	2,067,624	114,542
Foreign Exchange Contracts	1,302	(2)	745	—
Conversion Rate Swap Agreement [2]	96,466	NA	155,196	NA
Makewhole agreements [3]	65,763	NA	—	NA

1 As of December 31, 2024, the amounts presented in the table above exclude forward starting swaps with a notional value of $300 million and a fair value of $4.7 million. These swaps are scheduled to begin between August 2025 and March 2026.

2 The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.

3 The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$146,923	$147,016	$143,593	$143,752
Designated as hedging instruments	14,507	7,039	(48,672)	—
	161,430	154,055	94,921	143,752
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	34	—	148	—
Forward Commitments	9	3	—	105
Foreign Exchange Contracts	—	2	—	—
Total Derivatives	$161,473	$154,060	$95,069	$143,857

1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. Derivatives are recognized on the Company’s consolidated statements of condition at fair value.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
(dollars in thousands)	Location of Net Gains (Losses) Recognized in the Consolidated Statements of Income	2024	2023	2022
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$17,679	$(20,293)	$—
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(17,903)	20,260	—
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	8,772	3,682	—
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	18,301	(28,379)	—
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(18,296)	28,386	—
Net Cash Settlements	Interest and Fees on Loans and Leases	13,435	4,161	—
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	805	828	(915)
Forward Commitments	Mortgage Banking	210	—	2,348
Interest Rate Swap Agreements	Other Noninterest Income	64	(96)	44
Foreign Exchange Contracts	Other Noninterest Income	4,398	3,745	1,792
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(2,390)	(1,598)	—
Total		$25,075	$10,696	$3,269

The following amounts were recorded on the consolidated statements of condition related to the cumulative basis adjustment for fair value hedges of derivative financial instruments designated as hedging instruments as of December 31, 2024 and 2023:

Line Item in the Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	2024	2023	2024	2023
Investment Securities, Available-for-Sale [1]	$999,594	$1,320,260	$(406)	$20,260
Loans and Leases [2]	1,292,670	1,728,386	(7,330)	28,386

1 These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2024 and 2023, the fair value of the closed portfolios used in these hedging relationships was $1.7 billion and $1.8 billion, respectively.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2024 and 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.0 billion and $3.2 billion, respectively.

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

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net asset position with its financial institution counterparties totaling $136.1 million and $114.5 million as of December 31, 2024 and 2023, respectively. See Note 19 Balance Sheet Offsetting for more information on the interest rate swap agreements.

Foreign Exchange Contracts

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion rate of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion rate, the buyer would be required to make payment to the Company. As of December 31, 2024 and 2023, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion rate were deemed not reasonably estimable by management. See Note 3 Investment Securities for more information

Makewhole Agreements

In May 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreement described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of December 31, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its AFS investment securities and fixed rate residential mortgage loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $233.2 million and $208.9 million as of December 31, 2024 and 2023, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2024, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2025	$47,000
2026	55,801
2027	1,782
2028	256
2029	222
Thereafter	13,907
Total Unfunded Commitments	$118,968

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$4,548	$5,830	$6,116
Amortization Expense in Provision for Income Taxes	4,477	5,331	5,185

Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$27,255	$19,429	$15,174
Amortization Expense in Provision for Income Taxes	24,539	16,840	13,131

There were no impairment losses related to LIHTC investments for the years ended December 31, 2024, 2023 and 2022.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2024 and 2023. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Consolidated Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged / Received [1]	Net Amount
December 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$141,571	$—	$141,571	$5,446	$136,125	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,446	—	5,446	5,446	—	—

Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
Total Repurchase Agreements	$100,000	$—	$100,000	$—	$100,000	$—

December 31, 2023
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,147	$—	$129,147	$129,147	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	14,605	—	14,605	14,605	—	—

Repurchase Agreements:
Private Institutions	150,000	—	150,000	—	150,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$150,490	$—	$150,490	$—	$150,490	$—
1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $62.0 million and $39.2 million as of December 31, 2024, and December 31, 2023, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $109.5 million and $167.3 million as of December 31, 2024, and December 31, 2023, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $0.7 million as of December 31, 2023.

Note 20. Commitments and Contingencies

The Company’s credit commitments as of December 31, 2024, were as follows:

(dollars in thousands)	December 31, 2024
Unfunded Commitments to Extend Credit	$3,128,272
Standby Letters of Credit	96,484
Commercial Letters of Credit	9,339
Total	$3,234,095

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $73.5 million secured certain specifically identified standby letters of credit as of December 31, 2024. As of December 31, 2024, the standby and commercial letters of credit had remaining terms ranging from 1 to 15 months.

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

Note 21. Fair Value of Assets and Liabilities

Fair Value Hierarchy

The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis. See Note 2 Summary of Significant Accounting Policies for more information on fair value measurements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury, as quoted prices were available, unadjusted, for identical securities in active markets. Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third party broker quotes.

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the SOFR. Thus, the fair values of interest rate swaps are classified as a Level 2 measurement. The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2024 and 2023, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. The fair value of the makewhole agreements represent the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of December 31, 2024, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,389	$98,683	$—	$249,072
Debt Securities Issued by States and Political Subdivisions	—	63,859	—	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	671,675	—	671,675
Collateralized Mortgage Obligations Issued by
Residential - Government Agencies or Sponsored Enterprises	—	935,220	—	935,220
Commercial - Government Agencies or Sponsored Enterprises	—	283,474	—	283,474
Total Collateralized Mortgage Obligations	—	1,218,694	—	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	484,764	—	484,764
Total Investment Securities Available-for-Sale	150,389	2,539,139	—	2,689,528
Loans Held for Sale	—	2,150	—	2,150
Mortgage Servicing Rights	—	—	647	647
Other Assets	18,155	—	—	18,155
Derivatives [1]	—	161,439	34	161,473
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2024	$168,544	$2,702,728	$681	$2,871,953
Liabilities:
Derivatives [1]	$—	$154,060	$—	$154,060
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024	$—	$154,060	$—	$154,060
December 31, 2023
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,214	$66,359	$—	$212,573
Debt Securities Issued by States and Political Subdivisions	—	63,806	—	63,806
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,476	—	1,476
Debt Securities Issued by Corporations	—	657,701	—	657,701
Collateralized Mortgage Obligations Issued by
Residential - Government Agencies or Sponsored Enterprises	—	774,363	—	774,363
Commercial - Government Agencies or Sponsored Enterprises	—	134,923	—	134,923
Total Collateralized Mortgage Obligations	—	909,286	—	909,286
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	564,091	—	564,091
Total Investment Securities Available-for-Sale	146,214	2,262,719	—	2,408,933
Loans Held for Sale	—	3,124	—	3,124
Mortgage Servicing Rights	—	—	678	678
Other Assets	13,448	—	—	13,448
Derivatives [1]	—	94,921	148	95,069
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2023	$159,662	$2,360,764	$826	$2,521,252
Liabilities:
Derivatives [1]	$—	$143,857	$—	$143,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023	$—	$143,857	$—	$143,857

1.
The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2024 and 2023, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2024
Balance as of January 1, 2024	$678	$148
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(31)	805
Transfers to Loans Held for Sale	—	(919)
Balance as of December 31, 2024	$647	$34
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of December 31, 2024	$—	$805

Year Ended December 31, 2023
Balance as of January 1, 2023	$717	$(122,072)
Transfer to Level 2 [3]	—	122,130
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	828
Transfers to Loans Held for Sale	—	(738)
Balance as of December 31, 2023	$678	$148
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of December 31, 2023	$—	$828

1.
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of Mortgage Banking in the Company’s consolidated statements of income.
2.
Realized and unrealized gains and losses related to IRLCs are reported as a component of Mortgage Banking in the Company’s consolidated statements of income.
3.
In 2023, the Company concluded that the impact of the credit factor adjustment, while still unobservable, is not significant to the fair value measurement of these instruments. As a result, the fair values of interest rate swaps were classified as a Level 2 measurement.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			December 31, 2024					December 31, 2023
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Range			Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	2.98%	-	17.63%	4.00%	$25,636	2.98%	-	21.18%	4.06%	$26,851
		Discount Rate	9.17%	-	10.03%	9.92%		7.65%	-	10.79%	9.48%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.10%	-	99.00%	94.17%	$34	83.50%	-	99.00%	85.53%	$148

1.
Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by the unpaid principal balance.

Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of December 31, 2024 and 2023, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the year ended December 31, 2024 and 2023.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2024 and 2023.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2024
Loans Held for Sale	$2,150	$2,109	$41
December 31, 2023
Loans Held for Sale	$3,124	$3,051	$73

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Mortgage Banking in the Company’s consolidated statements of income. For the years ended December 31, 2024 and 2023, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2024 and 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,618,543	$3,820,882	$116,941	$3,703,941	$—
Loans	13,777,756	12,908,626	—	—	12,908,626
Financial Instruments – Liabilities
Time Deposits	3,059,575	3,050,583	—	3,050,583	—
Securities Sold Under Agreements to Repurchase	100,000	101,478	—	101,478	—
Other Debt [1]	550,000	538,808	—	538,808	—
December 31, 2023
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,997,335	$4,253,637	$116,531	$4,137,106	$—
Loans	13,698,701	12,872,260	—	—	12,872,260
Financial Instruments – Liabilities
Time Deposits	3,057,302	3,043,258	—	3,043,258	—
Securities Sold Under Agreements to Repurchase	150,490	155,461	—	155,461	—
Other Debt [1]	550,000	541,466	—	541,466	—

1.
Excludes finance lease obligations.

Note 22. Revenue from Contracts with Customers

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Noninterest Income
In-scope of Topic 606:
Fees, Exchange, and Other Service Charges	$45,466	$44,887	$43,139
Trust and Asset Management	47,485	43,597	43,803
Service Charges on Deposit Accounts	13,676	13,244	12,975
Annuity and Insurance	5,368	4,672	3,710
Other	10,098	9,619	9,034
Noninterest Income (in-scope of Topic 606)	122,093	116,019	112,661
Noninterest Income (out-of-scope of Topic 606)	50,436	60,590	44,880
Total Noninterest Income	$172,529	$176,609	$157,541

Note 23. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2052. Substantially all of the Company’s leases are classified as operating leases and therefore required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities. The Company has one existing finance lease for a portion of the Company’s principal offices with a lease term through 2052.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

(dollars in thousands)		December 31, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating Lease Right-of-Use Assets	Operating Lease Right-of-Use Assets	$80,165	$86,110
Finance Lease Right-of-Use Assets	Premises and Equipment, Net	551	2,088
Total Lease Right-of-Use Assets		$80,716	$88,198

Lease Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$88,794	$94,693
Finance Lease Liabilities	Other Debt	8,274	10,190
Total Lease Liabilities		$97,068	$104,883

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

	December 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating Leases	13.8 years	14.7 years
Finance Leases	28.0 years	29.0 years
Weighted-Average Discount Rate
Operating Leases	3.62%	3.59%
Finance Leases	7.04%	7.04%

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

(dollars in thousands)	2024	2023	2022
Lease Costs
Operating Lease Cost	$11,469	$11,667	$11,843
Variable Lease Cost	3,808	3,497	3,305
Short-Term Lease Cost	478	226	328
Interest on Lease Liabilities [1]	671	721	728
Amortization of Right-of-Use Assets	55	72	72
Revaluation of lease liability	(330)	—	—
Sublease Income	(6,105)	(7,201)	(7,147)
Net Lease Costs	$10,046	$8,982	$9,129

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$12,368	$11,561	$11,502
Operating Cash Flows for Finance Leases	671	721	728
Financing Cash Flows for Finance Leases	105	104	97
Non-Cash Operating Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	3,244	2,477	10,804
1
Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2024, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2025	$677	$11,529
2026	677	10,458
2027	677	9,478
2028	677	8,865
2029	677	8,115
Thereafter	15,581	73,459
Total Future Minimum Lease Payments	18,966	121,904
Amounts Representing Interest	(10,692)	(33,110)
Present Value of Net Future Minimum Lease Payments	$8,274	$88,794

The Company, as lessor, leases and subleases certain properties to third party lessees. Rental income for these operating leases, which includes payments received for common area maintenance and utilities, were $9.1 million, $10.1 million, and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2024, were as follows:

(dollars in thousands)	Minimum Rental Income
2025	$4,916
2026	4,076
2027	2,899
2028	2,358
2029	881
Thereafter	2,168
Total	$17,298

Note 24. Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Dividends from Bank of Hawai'i	$128,000	$137,000	$182,000
Investment Securities Losses, Net	(1,507)	(1,394)	(1,195)
Other Income and Interest on Investment	3	6	6
Total Income	126,496	135,612	180,811
Noninterest Expense
Intercompany Salaries and Services	1,140	1,140	1,121
Other Expenses	1,882	2,409	2,240
Total Noninterest Expense	3,022	3,549	3,361
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	123,474	132,063	177,450
Income Tax Benefit	2,787	1,882	2,036
Equity in Undistributed Income of Subsidiaries	23,733	37,257	46,318
Net Income	$149,994	$171,202	$225,804
Comprehensive Income (Loss)	$203,293	$209,172	$(142,472)

Condensed Statements of Condition

(dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash with Bank of Hawai'i	$107,174	$25,310
Investment Securities Held-to-Maturity	2,500	2,500
Goodwill	14,129	14,129
Other Assets	17,308	14,619
Equity in Net Assets of Subsidiaries	1,540,432	1,369,732
Total Assets	$1,681,543	$1,426,290

Liabilities
Other Liabilities	$13,769	$12,048
Total Liabilities	13,769	12,048
Shareholders' Equity	1,667,774	1,414,242
Total Liabilities and Shareholders' Equity	$1,681,543	$1,426,290

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Operating Activities
Net Income	$149,994	$171,202	$225,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	779	887	847
Net Losses on Sales of Investment Securities	1,507	1,394	1,195
Equity in Undistributed Income of Subsidiaries	(23,733)	(37,257)	(46,318)
Net Change in Other Assets and Other Liabilities	(969)	(585)	1,138
Net Cash Provided by Operating Activities	127,578	135,641	182,666

Investing Activities
Capital Contributions to the Bank of Hawai'i	(80,000)	—	—
Expenses related to Sales of Investment Securities	(1,507)	(1,394)	(1,195)
Net Cash Used in Investing Activities	(81,507)	(1,394)	(1,195)

Financing Activities
Proceeds from Issuance of Preferred Stock	160,614	—	—
Proceeds from Issuance of Common Stock	5,438	5,878	6,797
Repurchase of Common Stock	(5,302)	(14,290)	(55,063)
Cash Dividends Paid Common Stock	(112,313)	(111,795)	(112,557)
Cash Dividends Paid Preferred Stock	(12,644)	(7,877)	(7,877)
Net Cash Provided by (Used in) Financing Activities	35,793	(128,084)	(168,700)

Net Change in Cash and Cash Equivalents	81,864	6,163	12,771
Cash and Cash Equivalents at Beginning of Period	25,310	19,147	6,376
Cash and Cash Equivalents at End of Period	$107,174	$25,310	$19,147

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP , located in Honolulu, Hawaiʻi, United States, the independent registered public accounting firm who also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Honolulu, Hawaiʻi

March 3, 2025

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included in Part I, Item 1. “Information about our Executive Officers”. Other information required by this Item is incorporated herein by reference to the Bank of Hawaiʻi Corporation Proxy Statement for the 2025 annual meeting of shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company's fiscal year end to which this report relates.

The information required by Item 10 regarding directors is included under “Proposal 1: Election of Directors - Board of Directors” in the Proxy Statement and is incorporated herein by reference.

The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under “Executive Compensation - Compensation Discussion and Analysis - Other Matters” in the Proxy Statement and is incorporated herein by reference.

Additional information in response to this Item 10 is included under “Proposal 1: Election of Directors – Board Committees and Meetings,” and, as it relates to a code of ethics within the meaning of Item 406 of Regulation S-K, under “Commitment to Effective Corporate Governance - Code of Business Conduct and Ethics” in the Proxy Statement and are incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees of the Company and its subsidiaries, as well as other covered persons, which policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is included under “Executive Compensation” “Executive Compensation – Compensation Discussion and Analysis,” “Commitment to Effective Corporate Governance – Human Resources & Compensation Committee Interlocks and Insider Participation,” “Proposal 1: Election of Directors – Director Compensation,” and “Executive Compensation – Human Resources & Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Other information in response to this Item 12 is incorporated by reference to the section of the Proxy Statement entitled “Beneficial Ownership.”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under “Certain Relationships and Related Transactions” and “Commitment to Effective Corporate Governance - Director Independence,” respectively, in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under “Proposal 4: Ratification of the Re-Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2025 Fiscal Year” in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Condition – December 31, 2024 and 2023

Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022

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

3.3

Amended and Restated By-Laws of Bank of Hawaii Corporation (as amended November 20, 2020) (incorporated by reference from Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on November 23, 2020).

3.4

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

4.3

Deposit Agreement, dated June 15, 2021, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Form of Depository Receipt - Series A (included in Exhibit 4.3)

4.5

Deposit Agreement, dated June 21, 2024, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 21, 2024)

4.6	Form of Depository Receipt - Series B (included in Exhibit 4.5)

10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*

10.2

Bank of Hawaii Corporation’s Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K filed on December 22, 2005).*

10.3	Bank of Hawaii Corporation’s Directors’ Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K).*

10.4

Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.5

Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.6

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.7

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.8

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.9

Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.10

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.11

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.12

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.13

Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.14

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

10.15

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2019 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 25, 2019).*

10.16

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 24, 2020).*

10.17

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Service-Based)(incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.18

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.19

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Special Retention Incentive Plan Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.20

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Supplemental Restricted Stock Grant Program Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.21

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 21, 2022).*

10.22

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (Select Executive Retention Program) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 18, 2022).*

10.23

Bank of Hawaii Corporation 2024 Stock and Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, as filed with the SEC on March 15, 2024).*

10.24

Bank of Hawaii Corporation’s 2024 Stock and Incentive Plan - Form of 2024 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-278972) filed on April 26, 2024).*

19.1	Bank of Hawaii Corporation Securities Trading Policy

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2025	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Peter S. Ho	/s/ Dean Y. Shigemura
Peter S. Ho	Dean Y. Shigemura, Chief Financial Officer
Chairman of the Board and Chief Executive Officer	(Principal Financial Officer)
(Principal Executive Officer)

/s/ Keith M. Asato	/s/ John C. Erickson
Keith M. Asato, Director Financial Reporting (Principal Accounting Officer)	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle E. Hulst
Joshua D. Feldman, Director	Michelle E. Hulst, Director

/s/ Kent T. Lucien	/s/ Elliot K. Mills
Kent T. Lucien, Director	Elliot K. Mills, Director

/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director

/s/ Dana M. Tokioka	/s/ Raymond P. Vara, Jr.
Dana M. Tokioka, Director	Raymond P. Vara, Jr., Director

/s/ Suzanne P. Vares-Lum	/s/ Robert W. Wo
Suzanne P. Vares-Lum, Director	Robert W. Wo, Director