Form 10-Q
period 2025-03-31
BANK OF HAWAII CORP
filed 2025-04-29
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange

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

As of April 21, 2025, there were 39,734,801 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$935,200	$763,571
Investment Securities
Available-for-Sale	2,887,019	2,689,528
Held-to-Maturity (Fair Value of $3,823,655 and $3,820,882)	4,535,108	4,618,543
Loans Held for Sale	2,640	2,150
Loans and Leases	14,115,323	14,075,980
Allowance for Credit Losses	(147,707)	(148,528)
Net Loans and Leases	13,967,616	13,927,452
Premises and Equipment, Net	187,858	184,480
Operating Lease Right-of-Use Assets	83,577	80,165
Accrued Interest Receivable	67,706	66,367
Mortgage Servicing Rights	18,770	19,199
Goodwill	31,517	31,517
Bank-Owned Life Insurance	481,260	481,184
Other Assets	686,785	736,958
Total Assets	$23,885,056	$23,601,114
Liabilities
Deposits
Noninterest-Bearing Demand	$5,493,232	$5,423,562
Interest-Bearing Demand	3,775,948	3,784,984
Savings	8,700,143	8,364,916
Time	3,038,894	3,059,575
Total Deposits	21,008,217	20,633,037
Securities Sold Under Agreements to Repurchase	50,000	100,000
Other Debt	558,250	558,274
Operating Lease Liabilities	92,267	88,794
Retirement Benefits Payable	23,640	23,760
Accrued Interest Payable	23,261	34,799
Other Liabilities	424,486	494,676
Total Liabilities	22,180,121	21,933,340
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2025 - 58,765,864 / 39,734,304; and December 31, 2024 - 58,765,907 / 39,762,255)	586	585
Capital Surplus	651,374	647,403
Accumulated Other Comprehensive Loss	(318,397)	(343,389)
Retained Earnings	2,144,326	2,133,838
Treasury Stock, at Cost (Shares: March 31, 2025 - 19,031,560 and December 31, 2024 - 19,003,609)	(1,117,954)	(1,115,663)
Total Shareholders’ Equity	1,704,935	1,667,774
Total Liabilities and Shareholders’ Equity	$23,885,056	$23,601,114

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Interest Income
Interest and Fees on Loans and Leases	$163,082	$159,336
Income on Investment Securities
Available-for-Sale	24,368	21,757
Held-to-Maturity	20,291	22,136
Cash and Cash Equivalents	5,460	6,157
Other	1,085	970
Total Interest Income	214,286	210,356
Interest Expense
Deposits	81,692	89,056
Securities Sold Under Agreements to Repurchase	744	1,443
Other Debt	6,043	5,919
Total Interest Expense	88,479	96,418
Net Interest Income	125,807	113,938
Provision for Credit Losses	3,250	2,000
Net Interest Income After Provision for Credit Losses	122,557	111,938
Noninterest Income
Fees, Exchange, and Other Service Charges	14,437	14,123
Trust and Asset Management	11,741	11,189
Service Charges on Deposit Accounts	8,259	7,947
Bank-Owned Life Insurance	3,611	3,356
Annuity and Insurance	1,555	1,046
Mortgage Banking	988	951
Investment Securities Losses, Net	(1,607)	(1,497)
Other	5,074	5,170
Total Noninterest Income	44,058	42,285
Noninterest Expense
Salaries and Benefits	62,884	58,215
Net Occupancy	10,559	10,456
Net Equipment	10,192	10,103
Data Processing	5,267	4,770
Professional Fees	4,264	4,677
FDIC Insurance	1,642	3,614
Other	15,651	14,024
Total Noninterest Expense	110,459	105,859
Income Before Provision for Income Taxes	56,156	48,364
Provision for Income Taxes	12,171	11,973
Net Income	$43,985	$36,391
Preferred Stock Dividends	5,269	1,969
Net Income Available to Common Shareholders	$38,716	$34,422
Basic Earnings Per Common Share	$0.98	$0.87
Diluted Earnings Per Common Share	$0.97	$0.87
Dividends Declared Per Common Share	$0.70	$0.70
Basic Weighted Average Common Shares	39,554,834	39,350,390
Diluted Weighted Average Common Shares	39,876,406	39,626,463

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net Income	$43,985	$36,391
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	24,760	12,938
Defined Benefit Plans	232	169
Other Comprehensive Income	24,992	13,107
Comprehensive Income	$68,977	$49,498

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	43,985	—	43,985
Other Comprehensive Income	—	—	—	—	—	—	—	24,992	—	—	24,992
Share-Based Compensation	—	—	—	—	—	—	3,680	—	—	—	3,680
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	19,477	1	291	—	—	1,023	1,315
Common Stock Repurchased	—	—	—	—	(47,428)	—	—	—	—	(3,314)	(3,314)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,228)	—	(28,228)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of March 31, 2025	180,000	$180,000	165,000	$165,000	39,734,304	$586	$651,374	$(318,397)	$2,144,326	$(1,117,954)	$1,704,935

Three Months Ended March 31, 2024
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	—	—	36,391	—	36,391
Other Comprehensive Income	—	—	—	—	—	—	—	13,107	—	—	13,107
Share-Based Compensation	—	—	—	—	—	—	4,030	—	—	—	4,030
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	21,332	1	211	—	794	546	1,552
Common Stock Repurchased	—	—	—	—	(53,746)	—	—	—	—	(3,320)	(3,320)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,056)	—	(28,056)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2024	180,000	$180,000	—	$—	39,720,724	$584	$640,663	$(383,581)	$2,114,729	$(1,116,418)	$1,435,977

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Operating Activities
Net Income	$43,985	$36,391
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,250	2,000
Depreciation and Amortization	4,739	5,230
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(211)	48
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	2,962	3,071
Amortization of Operating Lease Right-of-Use Assets	2,828	3,019
Share-Based Compensation	3,680	4,030
Benefit Plan Contributions	(515)	(571)
Net Gains on Sales of Loans and Leases	(881)	(537)
Proceeds from Sales of Loans Held for Sale	6,942	11,836
Originations of Loans Held for Sale	(7,377)	(10,800)
Net Change in Other Assets and Other Liabilities	(41,058)	1,621
Net Cash Provided by Operating Activities	18,344	55,338

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	77,046	50,979
Purchases	(241,922)	(706)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	87,218	88,021
Net Change in Loans and Leases	(50,600)	110,211
Purchases of Premises and Equipment	(8,117)	(2,860)
Net Cash (Used in) Provided by Investing Activities	(136,375)	245,645

Financing Activities
Net Change in Deposits	375,180	(378,458)
Repayments of Long-Term Debt	(50,024)	(27)
Proceeds from Issuance of Common Stock	1,315	1,424
Repurchase of Common Stock	(3,314)	(3,320)
Cash Dividends Paid on Common Stock	(28,228)	(28,056)
Cash Dividends Paid on Preferred Stock	(5,269)	(1,969)
Net Cash Provided by (Used in) Financing Activities	289,660	(410,406)

Net Change in Cash and Cash Equivalents	171,629	(109,423)
Cash and Cash Equivalents at Beginning of Period	763,571	1,000,944
Cash and Cash Equivalents at End of Period	$935,200	$891,521
Supplemental Information
Cash Paid for Interest	$100,017	$100,360
Cash Paid for Income Taxes	558	2,486
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	195	574

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawai‘i. Bank of Hawaii Corporation and its subsidiaries (collectively, the “Company”), provide a broad range of financial products and services to customers in Hawai‘i, Guam and other Pacific Islands. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawai‘i (the “Bank”).

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

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Significant changes to accounting policies from those disclosed in our audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K are presented below.

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

Note 2. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$233,515	$149	$(6,268)	$227,396
Debt Securities Issued by States and Political Subdivisions	72,968	—	(7,972)	64,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,365	—	(29)	1,336
Debt Securities Issued by Corporations	728,334	667	(28,529)	700,472
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,110,283	716	(102,495)	1,008,504
Commercial - Government Agencies or Sponsored Enterprises	330,746	265	(21,961)	309,050
Total Collateralized Mortgage Obligations	1,441,029	981	(124,456)	1,317,554
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	634,028	506	(59,269)	575,265
Total Mortgage-Backed Securities	634,028	506	(59,269)	575,265
Total	$3,111,239	$2,303	$(226,523)	$2,887,019
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,900	$—	$(12,329)	$119,571
Debt Securities Issued by Corporations	10,422	—	(1,905)	8,517
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,142,080	4	(338,686)	1,803,398
Commercial - Government Agencies or Sponsored Enterprises	414,089	—	(84,927)	329,162
Total Collateralized Mortgage Obligations	2,556,169	4	(423,613)	2,132,560
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,826,625	48	(271,727)	1,554,946
Commercial - Government Agencies or Sponsored Enterprises	9,992	—	(1,931)	8,061
Total Mortgage-Backed Securities	1,836,617	48	(273,658)	1,563,007
Total	$4,535,108	$52	$(711,505)	$3,823,655
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$257,036	$221	$(8,185)	$249,072
Debt Securities Issued by States and Political Subdivisions	73,208	—	(9,349)	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,505	—	(41)	1,464
Debt Securities Issued by Corporations	703,579	376	(32,280)	671,675
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	322	(115,401)	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	199	(23,421)	283,474
Total Collateralized Mortgage Obligations	1,356,995	521	(138,822)	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	130	(70,458)	484,764
Total Mortgage-Backed Securities	555,092	130	(70,458)	484,764
Total	$2,947,415	$1,248	$(259,135)	$2,689,528
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,868	$—	$(14,927)	$116,941
Debt Securities Issued by Corporations	10,490	—	(2,156)	8,334
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	3	(377,149)	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	—	(92,211)	324,178
Total Collateralized Mortgage Obligations	2,601,599	3	(469,360)	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	37	(309,093)	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	—	(2,165)	7,830
Total Mortgage-Backed Securities	1,874,586	37	(311,258)	1,563,365
Total	$4,618,543	$40	$(797,701)	$3,820,882

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $9.7 million and $9.0 million as of March 31, 2025 and December 31, 2024, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.6 million as of both March 31, 2025 and December 31, 2024.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2025. Debt securities issued by government agencies (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$72,361	$70,634
Due After One Year Through Five Years	659,774	642,114
Due After Five Years Through Ten Years	209,128	186,565
	941,263	899,313
Debt Securities Issued by Government Agencies	94,919	94,887
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,110,283	1,008,504
Commercial - Government Agencies or Sponsored Enterprises	330,746	309,050
Total Collateralized Mortgage Obligations	1,441,029	1,317,554
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	634,028	575,265
Total Mortgage-Backed Securities	634,028	575,265
Total	$3,111,239	$2,887,019
Held-to-Maturity:
Due in One Year or Less	$7,500	$7,343
Due After One Year Through Five Years	74,829	69,267
Due After Five Year Through Ten Years	59,993	51,478
	142,322	128,088
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,142,080	1,803,398
Commercial - Government Agencies or Sponsored Enterprises	414,089	329,162
Total Collateralized Mortgage Obligations	2,556,169	2,132,560
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,826,625	1,554,946
Commercial - Government Agencies or Sponsored Agencies	9,992	8,061
Total Mortgage-Backed Securities	1,836,617	1,563,007
Total	$4,535,108	$3,823,655

Investment securities with carrying values of $7.3 billion and $7.2 billion as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.

During the three months ended March 31, 2025 and 2024, the Company recognized net realized losses on sales of investments of $1.6 million and $1.5 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$34,196	$(51)	$140,229	$(6,217)	$174,425	$(6,268)
Debt Securities Issued by States and Political Subdivisions	—	—	64,996	(7,972)	64,996	(7,972)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1,336	(29)	1,336	(29)
Debt Securities Issued by Corporations	74,877	(123)	549,445	(28,406)	624,322	(28,529)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	180,884	(276)	655,542	(102,219)	836,426	(102,495)
Commercial - Government Agencies or Sponsored Enterprises	109,378	(155)	128,467	(21,806)	237,845	(21,961)
Total Collateralized Mortgage Obligations	290,262	(431)	784,009	(124,025)	1,074,271	(124,456)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	53,435	(111)	472,385	(59,158)	525,820	(59,269)
Total Mortgage-Backed Securities	53,435	(111)	472,385	(59,158)	525,820	(59,269)
Total	$452,770	$(716)	$2,012,400	$(225,807)	$2,465,170	$(226,523)
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$38,854	$(288)	$157,456	$(7,897)	$196,310	$(8,185)
Debt Securities Issued by States and Political Subdivisions	—	—	63,644	(9,349)	63,644	(9,349)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1,464	(41)	1,464	(41)
Debt Securities Issued by Corporations	24,892	(108)	546,407	(32,172)	571,299	(32,280)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	153,104	(275)	673,141	(115,126)	826,245	(115,401)
Commercial - Government Agencies or Sponsored Enterprises	92,485	(5)	128,430	(23,416)	220,915	(23,421)
Total Collateralized Mortgage Obligations	245,589	(280)	801,571	(138,542)	1,047,160	(138,822)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	135	—	480,189	(70,458)	480,324	(70,458)
Total Mortgage-Backed Securities	135	—	480,189	(70,458)	480,324	(70,458)
Total	$309,470	$(676)	$2,050,731	$(258,459)	$2,360,201	$(259,135)

The Company does not believe the AFS debt securities that were in an unrealized loss position represent a credit loss impairment. As of March 31, 2025 and December 31, 2024, the Company's unrealized losses from AFS debt securities were generated from 376 positions and 386 positions, respectively. As of March 31, 2025 and December 31, 2024, total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities issued by corporations are of high credit quality and the issuers continue to make timely principal and interest payments. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2025 and December 31, 2024.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Taxable	$44,279	$43,887
Non-Taxable	380	6
Total Interest Income from Investment Securities	$44,659	$43,893

Note 3. Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial
Commercial Mortgage	$4,038,287	$4,020,622
Commercial and Industrial	1,703,290	1,705,133
Construction	363,716	308,898
Lease Financing	92,456	90,756
Total Commercial	6,197,749	6,125,409
Consumer
Residential Mortgage	4,630,876	4,628,283
Home Equity	2,144,955	2,165,514
Automobile	740,390	764,146
Other	401,353	392,628
Total Consumer	7,917,574	7,950,571
Total Loans and Leases	$14,115,323	$14,075,980

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.

The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of March 31, 2025 and December 31, 2024, AIR for loans totaled $48.6 million and $48.4 million, respectively.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,399)	(4,310)	(5,709)
Recoveries on Loans and Leases Previously Charged-Off	77	1,229	1,306
Net Loans and Leases Charged-Off	(1,322)	(3,081)	(4,403)
Provision for Credit Losses	(1,950)	5,532	3,582
Balance at End of Period	$80,628	$67,079	$147,707
Three Months Ended March 31, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(360)	(3,395)	(3,755)
Recoveries on Loans and Leases Previously Charged-Off	116	1,358	1,474
Net Loans and Leases Charged-Off	(244)	(2,037)	(2,281)
Provision for Credit Losses	1,257	2,285	3,542
Balance at End of Period	$75,087	$72,577	$147,664

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025 [1]	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2025
Commercial
Commercial Mortgage
Pass	$192,763	$343,134	$684,534	$1,026,804	$584,182	$971,403	$46,674	$-	$3,849,494
Special Mention	7,702	-	43,540	1,904	-	13,111	-	-	66,257
Classified	166	35,000	14,829	27,645	3,105	41,791	-	-	122,536
Total Commercial Mortgage	$200,631	$378,134	$742,903	$1,056,353	$587,287	$1,026,305	$46,674	$-	$4,038,287
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Commercial and Industrial
Pass	$68,485	$348,700	$273,782	$219,931	$142,372	$207,935	$348,894	$248	$1,610,347
Special Mention	-	440	-	-	-	26	49,343	-	49,809
Classified	5,444	9	14,846	2,357	3,728	5,492	11,254	4	43,134
Total Commercial and Industrial	$73,929	$349,149	$288,628	$222,288	$146,100	$213,453	$409,491	$252	$1,703,290
Gross Charge-Offs	-	139	-	-	-	1,260	-	-	1,399
Construction
Pass	$9,039	$101,995	$131,833	$96,283	$1,875	$-	$19,917	$-	$360,942
Classified	-	-	-	2,774	-	-	-	-	2,774
Total Construction	$9,039	$101,995	$131,833	$99,057	$1,875	$-	$19,917	$-	$363,716
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Lease Financing
Pass	$7,296	$48,290	$7,597	$8,251	$8,521	$11,517	$-	$-	$91,472
Classified	-	-	462	33	73	416	-	-	984
Total Lease Financing	$7,296	$48,290	$8,059	$8,284	$8,594	$11,933	$-	$-	$92,456
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Total Commercial	$290,895	$877,568	$1,171,423	$1,385,982	$743,856	$1,251,691	$476,082	$252	$6,197,749
Total Commercial Gross Charge-Offs	-	139	-	-	-	1,260	-	-	1,399
Consumer
Residential Mortgage
Pass	$88,518	$260,317	$268,763	$739,219	$1,166,253	$2,104,068	$-	$-	$4,627,138
Classified	-	-	-	859	576	2,303	-	-	3,738
Total Residential Mortgage	$88,518	$260,317	$268,763	$740,078	$1,166,829	$2,106,371	$-	$-	$4,630,876
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Home Equity
Pass	$-	$-	$-	$-	$-	$39	$2,083,861	$57,532	$2,141,432
Classified	-	-	-	-	-	-	2,992	531	3,523
Total Home Equity	$-	$-	$-	$-	$-	$39	$2,086,853	$58,063	$2,144,955
Gross Charge-Offs	-	-	-	-	-	-	75	-	75
Automobile
Pass	$48,950	$200,325	$170,879	$189,019	$82,178	$48,553	$-	$-	$739,904
Classified	-	172	87	127	-	100	-	-	486
Total Automobile	$48,950	$200,497	$170,966	$189,146	$82,178	$48,653	$-	$-	$740,390
Gross Charge-Offs	-	197	617	490	173	274	-	-	1,751
Other
Pass	$46,344	$122,725	$67,133	$87,111	$44,362	$32,192	$543	$-	$400,410
Classified	-	155	167	359	121	141	-	-	943
Total Other	$46,344	$122,880	$67,300	$87,470	$44,483	$32,333	$543	$-	$401,353
Gross Charge-Offs	-	622	638	655	365	204	-	-	2,484
Total Consumer	$183,812	$583,694	$507,029	$1,016,694	$1,293,490	$2,187,396	$2,087,396	$58,063	$7,917,574
Total Consumer Gross Charge-Offs	-	819	1,255	1,145	538	478	75	-	4,310
Total Loans and Leases	$474,707	$1,461,262	$1,678,452	$2,402,676	$2,037,346	$3,439,087	$2,563,478	$58,315	$14,115,323
Total Gross Charge-Offs	-	958	1,255	1,145	538	1,738	75	-	5,709

1.
Loans reported as Special Mention and Classified in the 2025 column represent renewal of loans that originated in an earlier period.

During the three months ended March 31, 2025, $2.3 million of revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024 [1]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2024
Commercial
Commercial Mortgage
Pass	$401,415	$687,580	$1,091,627	$596,386	$405,244	$600,386	$48,655	$-	$3,831,293
Special Mention	-	47,773	1,918	3,348	2,911	15,148	-	-	71,098
Classified	35,770	14,491	24,420	3,136	19,609	20,805	-	-	118,231
Total Commercial Mortgage	$437,185	$749,844	$1,117,965	$602,870	$427,764	$636,339	$48,655	$-	$4,020,622
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Commercial and Industrial
Pass	$356,831	$281,168	$236,802	$146,458	$135,158	$79,258	$375,135	$276	$1,611,086
Special Mention	467	-	-	-	-	-	38,587	-	39,054
Classified	325	15,614	3,483	4,831	6,590	6,427	17,716	7	54,993
Total Commercial and Industrial	$357,623	$296,782	$240,285	$151,289	$141,748	$85,685	$431,438	$283	$1,705,133
Gross Charge-Offs	362	282	-	1,438	128	399	-	-	2,609
Construction
Pass	$89,334	$110,153	$87,006	$1,689	$1,279	$-	$16,766	$-	$306,227
Classified	-	-	2,671	-	-	-	-	-	2,671
Total Construction	$89,334	$110,153	$89,677	$1,689	$1,279	$-	$16,766	$-	$308,898
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Lease Financing
Pass	$49,360	$8,174	$9,568	$9,751	$5,244	$7,602	$-	$-	$89,699
Classified	-	491	37	81	62	386	-	-	1,057
Total Lease Financing	$49,360	$8,665	$9,605	$9,832	$5,306	$7,988	$-	$-	$90,756
Gross Charge-Offs	-	-	-	-	-	-	-	-	-
Total Commercial	$933,502	$1,165,444	$1,457,532	$765,680	$576,097	$730,012	$496,859	$283	$6,125,409
Total Commercial Gross Charge-Offs	362	282	-	1,438	128	399	-	-	2,609
Consumer
Residential Mortgage
Pass	$268,330	$271,985	$751,920	$1,180,191	$919,280	$1,232,582	$-	$-	$4,624,288
Classified	-	-	858	474	735	1,928	-	-	3,995
Total Residential Mortgage	$268,330	$271,985	$752,778	$1,180,665	$920,015	$1,234,510	$-	$-	$4,628,283
Gross Charge-Offs	-	-	-	337	-	48	-	-	385
Home Equity
Pass	$-	$-	$-	$-	$-	$40	$2,105,833	$55,963	$2,161,836
Classified	-	-	-	-	-	-	3,092	586	3,678
Total Home Equity	$-	$-	$-	$-	$-	$40	$2,108,925	$56,549	$2,165,514
Gross Charge-Offs	-	-	-	-	-	-	429	272	701
Automobile
Pass	$210,145	$187,136	$210,207	$94,492	$34,614	$26,777	$-	$-	$763,371
Classified	90	191	224	154	57	59	-	-	775
Total Automobile	$210,235	$187,327	$210,431	$94,646	$34,671	$26,836	$-	$-	$764,146
Gross Charge-Offs	227	1,578	1,340	1,083	293	821	-	-	5,342
Other
Pass	$133,093	$74,068	$96,376	$52,152	$5,149	$30,580	$533	$-	$391,951
Classified	51	229	246	83	-	68	-	-	677
Total Other	$133,144	$74,297	$96,622	$52,235	$5,149	$30,648	$533	$-	$392,628
Gross Charge-Offs	1,431	2,151	2,901	1,869	326	1,421	-	-	10,099
Total Consumer	$611,709	$533,609	$1,059,831	$1,327,546	$959,835	$1,292,034	$2,109,458	$56,549	$7,950,571
Total Consumer Gross Charge-Offs	1,658	3,729	4,241	3,289	619	2,290	429	272	16,527
Total Loans and Leases	$1,545,211	$1,699,053	$2,517,363	$2,093,226	$1,535,932	$2,022,046	$2,606,317	$56,832	$14,075,980
Total Gross Charge-Offs	2,020	4,011	4,241	4,727	747	2,689	429	272	19,136

1.
Loans reported as Special Mention or Classified in the 2024 column represent renewal of loans that originated in an earlier period.

During the year ended December 31, 2024, $12.7 million of revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of March 31, 2025
Commercial
Commercial Mortgage	$407	$—	$—	$2,195	$2,602	$4,035,685	$4,038,287	$2,195
Commercial and Industrial	688	110	—	3,451	4,249	1,699,041	1,703,290	3
Construction	—	—	—	—	—	363,716	363,716	—
Lease Financing	—	—	—	—	—	92,456	92,456	—
Total Commercial	1,095	110	—	5,646	6,851	6,190,898	6,197,749	2,198
Consumer
Residential Mortgage	6,039	4,015	3,895	4,686	18,635	4,612,241	4,630,876	1,576
Home Equity	2,814	2,623	2,228	5,759	13,424	2,131,531	2,144,955	1,021
Automobile	14,145	1,603	486	—	16,234	724,156	740,390	—
Other	2,199	816	943	—	3,958	397,395	401,353	—
Total Consumer	25,197	9,057	7,552	10,445	52,251	7,865,323	7,917,574	2,597
Total	$26,292	$9,167	$7,552	$16,091	$59,102	$14,056,221	$14,115,323	$4,795

As of December 31, 2024
Commercial
Commercial Mortgage	$—	$—	$—	$2,450	$2,450	$4,018,172	$4,020,622	$—
Commercial and Industrial	90	117	—	4,627	4,834	1,700,299	1,705,133	—
Construction	—	—	—	—	—	308,898	308,898	—
Lease Financing	—	—	—	—	—	90,756	90,756	—
Total Commercial	90	117	—	7,077	7,284	6,118,125	6,125,409	—
Consumer
Residential Mortgage	5,184	4,174	3,984	5,052	18,394	4,609,889	4,628,283	424
Home Equity	6,109	2,753	2,845	4,514	16,221	2,149,293	2,165,514	1,438
Automobile	16,443	1,661	776	—	18,880	745,266	764,146	—
Other	2,565	1,076	677	—	4,318	388,310	392,628	—
Total Consumer	30,301	9,664	8,282	9,566	57,813	7,892,758	7,950,571	1,862
Total	$30,391	$9,781	$8,282	$16,643	$65,097	$14,010,883	$14,075,980	$1,862

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$2,195	$2,195	$—	$2,450	$2,450
Commercial and Industrial	2,534	917	3,451	3,695	932	4,627
Total Commercial	2,534	3,112	5,646	3,695	3,382	7,077
Consumer
Residential Mortgage	4,686	—	4,686	5,052	—	5,052
Home Equity	5,759	—	5,759	4,514	—	4,514
Total Consumer	10,445	-	10,445	9,566	—	9,566
Total	$12,979	$3,112	$16,091	$13,261	$3,382	$16,643

Payments received while on non-accrual status are normally applied against the principal balance of the loan or lease. Payments may be recognized as income if the full collection of principal and interest is reasonably assured.

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
Commercial:

Term extension, interest rate reductions, other-than-insignificant payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or result in an other-than-insignificant payment delay during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:

Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:	Term extension and rate adjustment. These modifications extend the term of the loan and provide for an adjustment to the interest rate, which reduces the monthly payment requirement.
Automobile/ Direct Installment:	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three months ended March 31, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Three Months Ended March 31, 2025
Commercial
Commercial Mortgage	$—	$—	$2,195	$—	$2,195	0.05%
Total Commercial	—	—	2,195	—	2,195	0.04%
Consumer
Residential Mortgage	—	—	72	—	72	0.00%
Home Equity	—	—	232	—	232	0.01%
Automobile	3,686	—	—	—	3,686	0.50%
Other	642	—	—	—	642	0.16%
Total Consumer	4,328	—	304	—	4,632	0.06%
Total Loans and Leases	$4,328	$—	$2,499	$—	$6,827	0.05%

Three Months Ended March 31, 2024
Commercial
Commercial and Industrial	$25	$4,841	$—	$—	$4,866	0.29%
Total Commercial	25	4,841	—	—	4,866	0.08%
Consumer
Residential Mortgage	—	—	—	15,261	15,261	0.33%
Home Equity	—	—	—	610	610	0.03%
Automobile	4,314	875	—	—	5,189	0.63%
Other	455	116	—	—	571	0.14%
Total Consumer	4,769	991	—	15,871	21,631	0.27%
Total Loans and Leases	$4,794	$5,832	$—	$15,871	$26,497	0.19%

1.
Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2025
Commercial
Commercial Mortgage	24	$140	1.88%
Consumer
Residential Mortgage	120	—	0.37
Home Equity	24	—	0.88
Automobile	22	—	—
Other	22	—	—

Three Months Ended March 31, 2024
Commercial
Commercial and Industrial	12	$593	—%
Consumer
Residential Mortgage	—	17	—
Home Equity	—	3	—
Automobile	22	2	—
Other	18	1	—

1.
Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Total
Three Months Ended March 31, 2025
Consumer
Automobile	$717	$27	$744
Other	200	—	200
Total Consumer	917	27	944
Total Loans and Leases	$917	$27	$944

Three Months Ended March 31, 2024
Consumer
Automobile	$514	$—	$514
Other	253	—	253
Total Consumer	767	—	767
Total Loans and Leases	$767	$—	$767

1.
Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of March 31, 2025 and 2024.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total
As of March 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,195	$2,195
Commercial and Industrial	61	10	—	—	—	71
Total Commercial	61	10	—	—	2,195	2,266
Consumer
Residential Mortgage	—	72	—	—	—	72
Home Equity	1,139	99	—	—	—	1,238
Automobile	11,943	1,708	438	81	—	14,170
Other	1,771	58	76	112	—	2,017
Total Consumer	14,853	1,937	514	193	—	17,497
Total Loans and Leases	$14,914	$1,947	$514	$193	$2,195	$19,763

As of March 31, 2024
Commercial
Commercial Mortgage	$4,908	$—	$—	$—	$—	$4,908
Commercial and Industrial	6,459	61	—	—	—	6,520
Total Commercial	11,367	61	—	—	—	11,428
Consumer
Residential Mortgage	15,261	—	—	—	603	15,864
Home Equity	610	—	—	—	—	610
Automobile	12,381	1,265	252	127	—	14,025
Other	1,252	122	162	89	—	1,625
Total Consumer	29,504	1,387	414	216	603	32,124
Total Loans and Leases	$40,871	$1,448	$414	$216	$603	$43,552

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $8.6 million and $9.6 million as of March 31, 2025 and December 31, 2024, respectively.

Note 4. Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of March 31, 2025 and $2.5 billion as of December 31, 2024. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.3 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three months ended March 31, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at Beginning of Period	$647	$678
Change in Fair Value Due to Payoffs	(19)	(4)
Balance at End of Period	$628	$674

For the three months ended March 31, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at Beginning of Period	$18,552	$20,201
Servicing Rights that Resulted From Asset Transfers	86	96
Amortization	(497)	(549)
Balance at End of Period	$18,141	$19,748
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$24,989	$26,173
End of Period	$24,569	$25,649

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Weighted-Average Constant Prepayment Rate [1]	4.12%	4.00%
Weighted-Average Life (in years)	9.14	9.28
Weighted-Average Note Rate	3.75%	3.74%
Weighted-Average Discount Rate [2]	9.64%	9.92%

1.
Represents annualized loan prepayment rate assumption.
2.
Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2025 and December 31, 2024, is presented in the following table.

(dollars in thousands)	March 31, 2025	December 31, 2024
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(302)	$(306)
Decrease in fair value from 50 bps adverse change	(598)	(606)
Discount Rate
Decrease in fair value from 25 bps adverse change	(278)	(282)
Decrease in fair value from 50 bps adverse change	(551)	(558)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $232.4 million and $233.2 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.

Unfunded Commitments

As of March 31, 2025, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2025	$47,380
2026	61,293
2027	1,871
2028	269
2029	235
Thereafter	13,746
Total Unfunded Commitments	$124,794

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$533	$1,137
Amortization Expense in Provision for Income Taxes	557	1,119
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$8,844	$6,210
Amortization Expense in Provision for Income Taxes	7,491	5,348

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2025 and 2024.

Note 6. Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2025 and December 31, 2024.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2025
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2024
Mortgage-Backed Securities:
Residential - U.S. Government-Sponsored Enterprises	$—	$—	$50,064	$49,936	$100,000

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of March 31, 2025 and December 31, 2024. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
March 31, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$110,323	$—	$110,323	$9,810	$100,513	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	9,810	—	9,810	9,810	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
Total Repurchase Agreements	$50,000	$—	$50,000	$—	$50,000	$—
December 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$141,571	$—	$141,571	$5,446	$136,125	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,446	—	5,446	5,446	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
Total Repurchase Agreements	$100,000	$—	$100,000	$—	$100,000	$—

1.
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $57.4 million and $109.5 million as of March 31, 2025 and December 31, 2024, respectively.

Note 7. Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$27,992	$7,417	$20,575
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,694	1,509	4,185
Net Unrealized Gains on Investment Securities	33,686	8,926	24,760
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(15)	(46)
Defined Benefit Plans, Net	317	85	232
Other Comprehensive Income	$34,003	$9,011	$24,992

Three Months Ended March 31, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$11,404	$3,024	$8,380
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	6,202	1,644	4,558
Net Unrealized Gains on Investment Securities	17,606	4,668	12,938
Defined Benefit Plans:
Amortization of Net Actuarial Losses	291	77	214
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	230	61	169
Other Comprehensive Income	$17,836	$4,729	$13,107

The amortization of unrealized holding losses on HTM securities relate to the Company’s reclassification of AFS investment securities to the HTM category and will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Investment Securities- Available-for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	20,575	—	—	20,575
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,185	232	4,417
Total Other Comprehensive Income	20,575	4,185	232	24,992
Balance at End of Period	$(168,655)	$(126,578)	$(23,164)	$(318,397)

Three Months Ended March 31, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income Before Reclassifications	8,380	—	—	8,380
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,558	169	4,727
Total Other Comprehensive Income	8,380	4,558	169	13,107
Balance at End of Period	$(216,027)	$(144,463)	$(23,091)	$(383,581)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,694)	$(6,202)	Interest Income
	1,509	1,644	Provision for Income Tax
	(4,185)	(4,558)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	61
Net Actuarial Losses [2]	(378)	(291)
	(317)	(230)	Total Before Tax
	85	61	Provision for Income Tax
	(232)	(169)	Net of Tax
Total Reclassifications for the Period	$(4,417)	$(4,727)	Net of Tax

1.
Amounts in parentheses indicate reductions to net income.
2.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense in the unaudited consolidated statements of income.

Note 8. Earnings Per Common Share

Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Numerator:
Net Income Available to Common Shareholders	$38,716	$34,422

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,554,834	39,350,390
Dilutive Effect of Equity Based Awards	321,572	276,073
Weighted Average Common Shares Outstanding - Diluted	39,876,406	39,626,463

Earnings Per Common Share:
Basic	$0.98	$0.87
Diluted	$0.97	$0.87

Antidilutive Restricted Stock Outstanding	122,291	11,566

Note 9. Business Segments

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 50 branch locations and 316 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.

Commercial Banking

Commercial Banking offers products including commercial and industrial loans, commercial real estate loans, commercial lease financing, auto dealer financing, merchant services, deposit products and cash management services. Commercial lending and lease financing, deposit products, and cash management and merchant services are offered to middle-market and large companies in Hawai‘i and the West Pacific. Commercial Banking also offers lease financing and deposit products to government entities in Hawai‘i. Commercial real estate mortgages focus on investors, developers, and builders predominantly domiciled in Hawai‘i. Commercial Banking includes international banking which services Japanese, Korean, and Chinese commercial businesses owned by a foreign individual or entity, a U.S. corporate subsidiary of a foreign owner, or businesses where management prefers to speak a foreign language.

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

Selected business segment financial information as of and for the three months ended March 31, 2025 and 2024, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2025
Net Interest Income (Expense)	$95,624	$55,574	$(25,391)	$125,807
Provision for (Recapture of) Credit Losses	3,295	1,108	(1,153)	3,250
Net Interest Income (Expense) After Provision for Credit Losses	92,329	54,466	(24,238)	122,557
Noninterest Income	33,498	7,734	2,826	44,058
Salaries and Benefits	21,105	5,360	36,419	62,884
Net Occupancy	7,067	400	3,092	10,559
Other Noninterest Expense	58,202	13,882	(35,068)	37,016
Noninterest Expense	86,374	19,642	4,443	110,459
Income (Loss) Before Income Taxes	39,453	42,558	(25,855)	56,156
Provision (Benefit) for Income Taxes	10,001	10,869	(8,699)	12,171
Net Income (Loss)	$29,452	$31,689	$(17,156)	$43,985
Total Assets as of March 31, 2025	$8,246,158	$6,219,971	$9,418,927	$23,885,056

Three Months Ended March 31, 2024 [1]
Net Interest Income (Expense)	$96,994	$51,493	$(34,549)	$113,938
Provision for (Recapture of) Credit Losses	2,287	(6)	(281)	2,000
Net Interest Income (Expense) After Provision for Credit Losses	94,707	51,499	(34,268)	111,938
Noninterest Income	31,982	6,794	3,509	42,285
Salaries and Benefits	20,917	5,516	31,782	58,215
Net Occupancy	6,864	447	3,145	10,456
Other Noninterest Expense	54,924	12,680	(30,416)	37,188
Noninterest Expense	82,705	18,643	4,511	105,859
Income (Loss) Before Income Taxes	43,984	39,650	(35,270)	48,364
Provision (Benefit) for Income Taxes	11,181	10,008	(9,216)	11,973
Net Income (Loss)	$32,803	$29,642	$(26,054)	$36,391
Total Assets as of March 31, 2024	$8,396,623	$5,830,056	$9,194,181	$23,420,860

1.
Certain prior period information has been reclassified to conform to current presentation.

Note 10. Derivative Financial Instruments

The Company uses derivative instruments to manage its exposure to market risks, including interest rate risk, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, while other derivatives serve as economic hedges that do not qualify for hedge accounting.

The Company enters into certain interest rate swap contracts that are matched to closed portfolios of fixed-rate residential mortgage loans and available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying loans or investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan or investment security.

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$2,000,000	$(9,006)	$2,000,000	$2,738
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	2,470	58	1,534	34
Forward Commitments	4,836	(15)	3,517	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,192,824	(100,625)	2,123,665	(136,218)
Pay Fixed/Receive Variable Swaps	2,192,824	100,513	2,123,665	136,125
Conversion Rate Swap Agreements [2]	106,672	NA	96,466	NA
Makewhole Agreements [3]	72,647	NA	65,763	NA

1.
As of March 31, 2025 and December 31, 2024, the amounts presented in the table above exclude forward starting swaps with a notional value of $300 million and a fair value of $2.4 million and $4.7 million, respectively. These swaps are scheduled to begin between August 2025 and March 2026.
2.
The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3.
The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not designated as hedging instruments	$120,021	$120,133	$146,923	$147,016
Designated as hedging instruments	5,604	12,177	14,507	7,039
	125,625	132,310	161,430	154,055
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	58	—	34	—
Forward Commitments	—	15	9	3
Total Derivatives	$125,683	$132,325	$161,473	$154,058

1.
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are recognized on the Company's unaudited consolidated statements of condition at fair value.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three months ended March 31, 2025 and 2024:

	Location of Net Gains (Losses)	Three Months Ended March 31,
(dollars in thousands)	Recognized in the Statements of Income	2025	2024
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$(5,662)	$16,893
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	5,673	(17,002)
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	(1,868)	2,722
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	(8,379)	22,603
Recognized on Hedged Item	Interest and Fees on Loans and Leases	8,372	(22,751)
Net Cash Settlements	Interest and Fees on Loans and Leases	1,533	3,348
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	200	123
Forward Commitments	Mortgage Banking	(35)	96
Interest Rate Swap Agreements	Other Noninterest Income	(18)	44
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(578)	—
Total		$(762)	$6,076

The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of March 31, 2025 and December 31, 2024:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Investment Securities, Available-for-Sale [1]	$1,005,268	$999,594	$5,268	$(406)
Loans and Leases [2]	1,301,042	1,292,670	1,042	(7,330)

1 These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2025 and December 31, 2024, the fair value of the closed portfolios used in these hedging relationships was $1.6 billion and $1.7 billion, respectively.

2 These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.9 billion and $3.0 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Lock Commitments/Forward Commitments

The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To mitigate this risk, the Company utilizes forward commitments as economic hedges against the potential decreases in the values of the loans held for sale. IRLCs and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s consolidated statements of income.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $100.5 million and $136.1 million as of March 31, 2025 and December 31, 2024, respectively.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company. As of March 31, 2025 and December 31, 2024, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.

Makewhole Agreements

In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreement described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of March 31, 2025 and December 31, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

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

Note 11. Commitments and Contingencies

The Company’s credit commitments as of March 31, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Unfunded Commitments to Extend Credit	$3,163,328	$3,128,272
Standby Letters of Credit	91,309	96,484
Commercial Letters of Credit	13,768	9,339
Total	$3,268,405	$3,234,095

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $76.6 million secured certain specifically identified standby letters of credit as of March 31, 2025. As of March 31, 2025, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.

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

Mortgage Servicing Rights

The Company estimates the fair value of mortgage servicing rights accounted for under the fair value measurement method by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that the Company believes market participants would use in estimating future net servicing income. Significant assumptions in the valuation of mortgage servicing rights include estimated loan repayment rates, the discount rate, servicing costs, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, and Visa Class B to Class A shares conversion rate swap and makewhole agreements. The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close. This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements. Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate (“SOFR”). Thus, the fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2025 and December 31, 2024, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represent the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of March 31, 2025, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The Table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$132,509	$94,887	$—	$227,396
Debt Securities Issued by States and Political Subdivisions	—	64,996	—	64,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,336	—	1,336
Debt Securities Issued by Corporations	—	700,472	—	700,472
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,008,504	—	1,008,504
Commercial - Government Agencies or Sponsored Agencies	—	309,050	—	309,050
Total Collateralized Mortgage Obligations	—	1,317,554	—	1,317,554
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	575,265	—	575,265
Total Investment Securities Available-for-Sale	132,509	2,754,510	—	2,887,019
Loans Held for Sale	—	2,640	—	2,640
Mortgage Servicing Rights	—	—	628	628
Other Assets	15,287	—	—	15,287
Derivatives [1]	—	125,625	58	125,683
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2025	$147,796	$2,882,775	$686	$3,031,257
Liabilities:
Derivatives [1]	$—	$132,325	$—	$132,325
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2025	$—	$132,325	$—	$132,325
December 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,389	$98,683	$—	$249,072
Debt Securities Issued by States and Political Subdivisions	—	63,859	—	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	671,675	—	671,675
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	935,220	—	935,220
Commercial - Government Agencies or Sponsored Agencies	—	283,474	—	283,474
Total Collateralized Mortgage Obligations	—	1,218,694	—	1,218,694
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	484,764	—	484,764
Total Investment Securities Available-for-Sale	150,389	2,539,139	—	2,689,528
Loans Held for Sale	—	2,150	—	2,150
Mortgage Servicing Rights	—	—	647	647
Other Assets	18,155	—	—	18,155
Derivatives [1]	—	161,439	34	161,473
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2024	$168,544	$2,702,728	$681	$2,871,953
Liabilities:
Derivatives [1]	$—	$154,058	$—	$154,058
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024	$—	$154,058	$—	$154,058

1 The fair value of each class of derivatives is shown in Note 10 Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of March 31, 2025 and December 31, 2024, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three months ended March 31, 2025 and 2024.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2025
Loans Held for Sale	$2,640	$2,586	$54
December 31, 2024
Loans Held for Sale	$2,150	$2,109	$41

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three months ended March 31, 2025 and 2024, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,535,108	$3,823,655	$119,571	$3,704,084	$—
Loans	13,815,211	13,111,245	—	—	13,111,245
Financial Instruments - Liabilities
Time Deposits	3,038,894	3,029,831	—	3,029,831	—
Securities Sold Under Agreements to Repurchase	50,000	51,407	—	51,407	—
Other Debt [1]	550,000	543,692	—	543,692	—
December 31, 2024
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,618,543	$3,820,882	$116,941	$3,703,941	$—
Loans	13,777,756	12,908,626	—	—	12,908,626
Financial Instruments – Liabilities
Time Deposits	3,059,575	3,050,583	—	3,050,583	—
Securities Sold Under Agreements to Repurchase	100,000	101,478	—	101,478	—
Other Debt [1]	550,000	538,808	—	538,808	—

1.
Excludes finance lease obligations

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the first quarter of 2025, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2024 fiscal year, as well as the year-to-year comparison between fiscal years 2024 and 2023, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025.

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

Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (28) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (29) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (30) The soundness of other financial institutions may adversely impact our financial condition or results of operations; and (31) We have experienced increases in FDIC insurance assessments.

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

Investor Announcements

Investors and others should note that the Company intends to announce financial and other information to the Company’s investors using the Company’s investor relations website at https://ir.boh.com, social media channels, press releases, and public conference calls and webcasts, all for purposes of complying with the Company’s disclosure obligations under Regulation FD. Accordingly, investors should monitor these channels, as information is updated, and new information is posted.

Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. Application of GAAP requires us to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting estimates are not considered by management to be critical accounting estimates. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In determining which accounting estimates are critical accounting estimates, we consider, among other things, whether the application of GAAP requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different results would be reported under different conditions or different assumptions. The accounting estimates that we believe are most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s application of critical accounting estimates since December 31, 2024.

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

Hawai‘i Economy

Currently, Hawai‘i's economy remains on stable footing, but economic growth may be disrupted by changes in trade policies and tariffs, immigration actions, and federal spending cuts. The Maui economy continues its gradual post-wildfire recovery while the visitor industry for the rest of the Hawai‘i is expected to remain stable in the near term. Strong construction activity from both public and private sector projects continues to drive employment and serves as the primary bright spot in the local economy. However, tariffs on materials and potential labor shortages are looming concerns. Hawai‘i’s unemployment rate was 2.9% in March 2025, which was below the U.S. unemployment rate of 4.2%.

For the first three months of 2025, the median price of single-family home and condominium sales on Oahu increased by 7.5% and 1.0%, respectively, compared to the same period in 2024. The volume of single-family homes sales on Oahu decreased 4.0% and condominium sales increased 0.4% compared to the same period in 2024. Inventory of single-family homes and condominiums on Oahu was 3.3 months and 6.2 months, respectively, for the first quarter of 2025.

Earnings Summary

Net income for the first quarter of 2025 was $44.0 million, an increase of $7.6 million or 21% compared to the same period in 2024. Diluted earnings per common share was $0.97 for the first quarter of 2025, an increase of $0.10 or 11% compared to the same period in 2024.

•
The return on average common equity for the first quarter of 2025 was 11.80% compared with 11.20% in the same quarter of 2024.

•
Net interest income for the first quarter of 2025 was $125.8 million, an increase of 10% compared to the same period last year.
•
Net interest margin was 2.32% in the first quarter of 2025, an increase of 21 basis points from the same period in 2024.
•
The provision for credit losses for the first quarter of 2025 and 2024 was $3.3 million and $2.0 million, respectively.
•
Noninterest income was $44.1 million in the first quarter of 2025, an increase of 4% compared to the same period last year.
•
Noninterest expense was $110.5 million in the first quarter of 2025, an increase of 4% compared to the same period last year.
•
The effective tax rate for the first quarter of 2025 was 21.67% compared to 24.76% for the same period last year.

We continued to maintain a strong balance sheet during the first quarter of 2025, with what we believe are appropriate reserves for credit losses and strong capital.

•
Total assets were $23.9 billion as of March 31, 2025, an increase of 1.2% from December 31, 2024.
•
Total loans and leases were $14.1 billion as of March 31, 2025, an increase of 0.3% from December 31, 2024.
•
The allowance for credit losses on loans and leases was $147.7 million as of March 31, 2025, a decrease of $0.8 million from December 31, 2024. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.05% at the end of the quarter, down 1 basis point from December 31, 2024.
•
Net loan and lease charge-offs during the first quarter of 2025 were $4.4 million or 13 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the first quarter of 2025 were comprised of charge-offs of $5.7 million partially offset by recoveries of $1.3 million. Compared to the same quarter of 2024, net loan and lease charge-offs increased by $2.1 million or 6 basis points annualized on total average loans and leases outstanding.
•
Total non-performing assets (“NPAs”) were $17.5 million as of March 31, 2025, down $1.8 million from December 31, 2024. NPAs were 12 basis points of total loans and leases and foreclosed real estate at the end of the quarter, down 2 basis points from December 31, 2024.
•
The investment securities portfolio was $7.4 billion as of March 31, 2025, an increase of 2% from December 31, 2024. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises. Floating rate securities represented 17.4% of the investment securities portfolio as of March 31, 2025, compared to 16.5% as of December 31, 2024.
•
Total deposits were $21.0 billion as of March 31, 2025 and $20.6 billion as of December 31, 2024.
•
Total shareholders’ equity was $1.7 billion as of March 31, 2025, an increase of 2% from December 31, 2024.
•
No shares of common stock were repurchased under the share repurchase program in the first quarter of 2025. Total remaining buyback authority under the share repurchase program was $126.0 million at March 31, 2025.
•
The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on June 13, 2025 to shareholders of record at the close of business on May 30, 2025.
•
On April 3, 2025, the Company announced that the Board of Directors declared quarterly dividend payments of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock, Series A, and $20.00 per share, equivalent to $0.5000 per depositary share, on its preferred stock, Series B. The depositary shares representing the Series A Preferred Stock and Series B Preferred Stock are traded on the NYSE under the symbol “BOH.PRA” and “BOH.PRB”, respectively. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on May 1, 2025 to shareholders of record of the preferred stock as of the close of business on April 16, 2025.

Analysis of Unaudited Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹						Table 1
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Cash and Cash Equivalents	$500.0	$5.5	4.37%	$460.7	$6.1	5.29%
Investment Securities
Available-for-Sale
Taxable	2,790.3	24.1	3.47	2,380.4	21.8	3.66
Non-Taxable	21.3	0.3	5.68	1.7	—	1.99
Held-to-Maturity
Taxable	4,548.6	20.2	1.77	4,926.8	21.9	1.79
Non-Taxable	34.1	0.2	2.09	34.7	0.2	2.10
Total Investment Securities	7,394.3	44.8	2.43	7,343.6	43.9	2.40
Loans Held for Sale	2.3	—	6.06	2.2	—	6.17
Loans and Leases [2]
Commercial Mortgage	4,015.2	52.5	5.30	3,716.6	50.5	5.46
Commercial and Industrial	1,703.7	21.3	5.06	1,663.3	22.0	5.34
Construction	338.5	6.0	7.22	307.9	5.6	7.27
Commercial Lease Financing	91.1	0.9	3.83	58.4	0.3	1.87
Residential Mortgage	4,616.7	44.8	3.88	4,649.9	45.0	3.87
Home Equity	2,154.4	22.5	4.23	2,250.1	21.1	3.78
Automobile	752.6	9.3	5.02	831.0	8.9	4.30
Other	390.0	7.1	7.41	391.6	6.5	6.66
Total Loans and Leases	14,062.2	164.4	4.72	13,868.8	159.9	4.63
Other	65.1	1.1	6.67	62.3	1.1	6.23
Total Earning Assets [3]	22,023.9	215.8	3.95	21,737.6	211.0	3.89
Non-Earning Assets	1,614.2			1,544.0
Total Assets	$23,638.1			$23,281.6
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,773.4	$7.1	0.76%	$3,764.2	$7.7	0.82%
Savings	8,544.5	47.1	2.23	8,131.3	49.4	2.44
Time	3,037.3	27.5	3.67	3,081.1	32.0	4.18
Total Interest-Bearing Deposits	15,355.2	81.7	2.16	14,976.6	89.1	2.39
Securities Sold Under Agreements to Repurchase	76.7	0.7	3.88	150.5	1.4	3.79
Other Debt	578.2	6.1	4.24	560.1	5.9	4.25
Total Interest-Bearing Liabilities	16,010.1	88.5	2.24	15,687.2	96.4	2.47
Net Interest Income		$127.3			$114.6
Interest Rate Spread			1.71%			1.42%
Net Interest Margin			2.32%			2.11%
Noninterest-Bearing Demand Deposits	5,314.3			5,567.0
Other Liabilities	638.1			611.3
Shareholders’ Equity	1,675.6			1,416.1
Total Liabilities and Shareholders’ Equity	$23,638.1			$23,281.6

1.
Due to rounding, the amounts presented in this schedule may not tie to other amounts presented elsewhere in this report.
2.
Non-performing loans and leases are included in the respective average loan and lease balances.
3.
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $1.5 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Three Months Ended March 31, 2025
	Compared to March 31, 2024
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$0.5	$(1.1)	$(0.6)
Investment Securities
Available-for-Sale
Taxable	3.5	(1.2)	2.3
Non-Taxable	0.3	—	0.3
Held-to-Maturity
Taxable	(1.6)	(0.1)	(1.7)
Non-Taxable	(0.0)	(0.0)	(0.0)
Total Investment Securities	2.2	(1.3)	0.9
Loans Held for Sale	0.0	(0.0)	0.0
Loans and Leases
Commercial Mortgage	3.6	(1.6)	2.0
Commercial and Industrial	0.6	(1.3)	(0.7)
Construction	0.5	(0.1)	0.4
Commercial Lease Financing	0.4	0.2	0.6
Residential Mortgage	(0.3)	0.1	(0.2)
Home Equity	(1.0)	2.4	1.4
Automobile	(0.9)	1.3	0.4
Other	—	0.6	0.6
Total Loans and Leases	2.9	1.6	4.5
Other	—	(0.0)	(0.0)
Total Change in Interest Income	5.6	(0.8)	4.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	(0.6)	(0.6)
Savings	2.3	(4.6)	(2.3)
Time	(0.5)	(4.0)	(4.5)
Total Interest-Bearing Deposits	1.8	(9.2)	(7.4)
Securities Sold Under Agreements to Repurchase	(0.7)	—	(0.7)
Other Debt	0.1	0.1	0.2
Total Change in Interest Expense	1.2	(9.1)	(7.9)
Change in Net Interest Income	$4.4	$8.3	$12.7

1
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

The average balance of our earning assets for the three months ended March 31, 2025 increased by $286.3 million, or 1%, compared to the same period last year primarily due to an increase in our commercial mortgages portfolio. Yields on our investment securities portfolio increased by 3 basis points during the three months ended March 31, 2025 compared to the same period last year primarily due to investment securities that we purchased in late 2024 and in the first quarter of 2025. This increase was partially offset by lower income earned from interest rate swaps that hedge a portion of our AFS securities portfolio. Interest income on our loan and lease portfolio increased by $4.5 million during the three months ended March 31, 2025 compared to the same period last year primarily due to an increase in new loan production. This increase was partially offset by lower income earned from interest rate swaps that hedge a portion of our residential mortgage portfolio.

The average balance of our interest-bearing liabilities for the three months ended March 31, 2025 increased by $322.9 million, or 2%, compared to the same period last year was primarily due to an increase in savings deposits. This increase was partially offset by a private institution exercising their right to call on two repurchase agreements ($50 million in May 2024 and $50 million in February

2025). As compared to the same period last year, the cost of our interest-bearing liabilities decreased by 23 basis points during the three months ended March 31, 2025 primarily due to a decrease in prevailing interest rate environment, which was driven by 100 basis points of interest rate cuts by the Federal Open Market Committee in late 2024.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income				Table 3
	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Fees, Exchange, and Other Service Charges	$14,437	$14,123	$314	2%
Trust and Asset Management	11,741	11,189	552	5
Service Charges on Deposit Accounts	8,259	7,947	312	4
Bank-Owned Life Insurance	3,611	3,356	255	8
Annuity and Insurance	1,555	1,046	509	49
Mortgage Banking	988	951	37	4
Investment Securities Losses, Net	(1,607)	(1,497)	(110)	(7)
Other Income	5,074	5,170	(96)	(2)
Total Noninterest Income	$44,058	$42,285	$1,773	4%

Trust and asset management income increased by $0.6 million or 5% in the first quarter of 2025 compared to the same period last year primarily due to an increase in assets under management. Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under management were $12.0 billion and $11.9 billion as of March 31, 2025 and March 31, 2024, respectively.

Annuity and insurance income increased by $0.5 million or 49% in the first quarter of 2025 compared to the same period last year primarily due to an increase in sales volume of annuity and insurance products.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense				Table 4
	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries	$38,242	$38,031	$211	1%
Incentive Compensation	5,573	3,090	2,483	80
Retirement and Other Benefits	5,061	4,299	762	18
Payroll Taxes	4,766	4,730	36	1
Medical, Dental, and Life Insurance	4,537	3,212	1,325	41
Share-Based Compensation	3,501	3,799	(298)	(8)
Commission Expense	1,123	572	551	96
Separation Expense	81	482	(401)	(83)
Total Salaries and Benefits	62,884	58,215	4,669	8
Net Occupancy	10,559	10,456	103	1
Net Equipment	10,192	10,103	89	1
Data Processing	5,267	4,770	497	10
Professional Fees	4,264	4,677	(413)	(9)
FDIC Insurance	1,642	3,614	(1,972)	(55)
Other Expense:
Advertising	2,163	1,933	230	12
Merchant Transaction and Card Processing Fees	1,741	1,665	76	5
Delivery and Postage Services	1,680	1,632	48	3
Mileage Program Travel	1,061	1,103	(42)	(4)
Broker's Charges	599	365	234	64
Other	8,407	7,326	1,081	15
Total Other Expense	15,651	14,024	1,627	12
Total Noninterest Expense	$110,459	$105,859	$4,600	4%

Total salaries and benefits expense increased by $4.7 million or 8% in the first quarter of 2025 compared to the same period last year, primarily due to increases in incentive compensation and medical, dental, and life insurance expense, partially offset by decreases in share-based compensation and separation expense.

FDIC insurance expense decreased by $2.0 million or 55% in the first quarter of 2025 compared to the same period last year, primarily due to an adjustment of our industry-wide FDIC special assessment.

Total other expense increased by $1.6 million or 12% in the first quarter of 2025 compared to the same period last year, primarily due to increases in advertising expenses, broker's charges, and an increase in workers compensation claims in the first quarter of 2025 compared to the same period last year.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for Income Taxes	$12,171	$11,973
Effective Tax Rates	21.67%	24.76%

The provision for income taxes was $12.2 million in the first quarter of 2025, an increase of $0.2 million compared to the same period last year. The effective tax rate for the first quarter of 2025 was 21.67%, a decrease from 24.76% for the same period last year. The lower effective tax rate in the first quarter of 2025 compared to the same period last year was primarily due to an increase in tax-exempt income, an increase in net tax benefits from low-income housing investments, and a decrease in tax expense from discrete items.

Analysis of Unaudited Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.4 billion and $7.3 billion as of March 31, 2025 and December 31, 2024, respectively. The increase is primarily due to the purchase of $241.9 million in available-for-sale investment securities during the three months ended March 31, 2025, of which $105.8 million were floating rate securities. Floating rate securities represented 17.4% of the investment securities portfolio as of March 31, 2025, compared to 16.5% as of December 31, 2024.

We continually evaluate our investment securities portfolio in conjunction with our response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, adjust hedge positions, and change the proportion of investments made into the AFS and HTM investment categories.

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of March 31, 2025, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Net unrealized losses in our investment securities portfolio were $0.9 billion as of March 31, 2025 and $1.1 billion as of December 31, 2024. See Note 2 Investment Securities to the unaudited Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	March 31, 2025	December 31, 2024	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,038,287	$4,020,622	$17,665	0.4%
Commercial and Industrial	1,703,290	1,705,133	(1,843)	-0.1%
Construction	363,716	308,898	54,818	17.7%
Lease Financing	92,456	90,756	1,700	1.9%
Total Commercial	6,197,749	6,125,409	72,340	1.2%
Consumer
Residential Mortgage	4,630,876	4,628,283	2,593	0.1%
Home Equity	2,144,955	2,165,514	(20,559)	-0.9%
Automobile	740,390	764,146	(23,756)	-3.1%
Other	401,353	392,628	8,725	2.2%
Total Consumer	7,917,574	7,950,571	(32,997)	-0.4%
Total Loans and Leases	$14,115,323	$14,075,980	$39,343	0.3%

Total loans and leases as of March 31, 2025 increased by $39.3 million from December 31, 2024, primarily due to growth in our commercial loans, partially offset by reductions in our consumer loan portfolio.

Commercial loans and leases as of March 31, 2025 increased by $72.3 million or 1.2% from December 31, 2024, primarily due to increased loan production in our construction loan portfolio, which increased by $54.8 million or 17.7%. Consumer loans and leases as of March 31, 2025 decreased by $33.0 million or 0.4% from December 31, 2024, primarily due to paydowns in our home equity portfolio and a slowdown in production for our automobile loans.

Table 6a presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 6a
	March 31, 2025			December 31, 2024
(dollars in thousands)	Amount	Percent of total	% Owner Occupied	Amount	Percent of total	% Owner Occupied
Multi-family	$1,011,008	25%	0%	$1,025,247	25%	0%
Industrial	720,847	18	40	724,645	18	42
Lodging	717,289	18	0	676,350	17	0
Retail	698,679	17	3	704,780	18	3
Office	377,643	9	19	371,474	9	20
Other [1]	512,821	13	26	518,126	13	26
Total Commercial Mortgage	$4,038,287	100%	13%	$4,020,622	100%	13%
1.
Amount includes unamortized loan origination fees.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2025
Commercial
Commercial Mortgage	$3,563,545	$297,287	$177,028	$427	$4,038,287
Commercial and Industrial	1,484,213	140,618	66,938	11,521	1,703,290
Construction	363,716	—	—	—	363,716
Lease Financing	92,036	—	420	—	92,456
Total Commercial	5,503,510	437,905	244,386	11,948	6,197,749
Consumer
Residential Mortgage	4,556,413	5,450	68,700	313	4,630,876
Home Equity	2,099,356	39	45,560	—	2,144,955
Automobile	586,225	—	120,302	33,863	740,390
Other	345,580	—	53,292	2,481	401,353
Total Consumer	7,587,574	5,489	287,854	36,657	7,917,574
Total Loans and Leases	$13,091,084	$443,394	$532,240	$48,605	$14,115,323
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

December 31, 2024
Commercial
Commercial Mortgage	$3,534,658	$297,758	$187,777	$429	$4,020,622
Commercial and Industrial	1,493,386	139,968	62,824	8,955	1,705,133
Construction	308,898	—	—	—	308,898
Lease Financing	90,260	—	496	—	90,756
Total Commercial	5,427,202	437,726	251,097	9,384	6,125,409
Consumer
Residential Mortgage	4,553,553	5,469	68,932	329	4,628,283
Home Equity	2,119,548	41	45,925	—	2,165,514
Automobile	601,359	—	125,331	37,456	764,146
Other	336,718	—	47,279	8,631	392,628
Total Consumer	7,611,178	5,510	287,467	46,416	7,950,571
Total Loans and Leases	$13,038,380	$443,236	$538,564	$55,800	$14,075,980
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

1
For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.

Our commercial and consumer lending activities are concentrated primarily in Hawai‘i and the West Pacific. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawai‘i.

Other Assets

Table 8 presents the major components of other assets.

Other Assets				Table 8
(dollars in thousands)	March 31, 2025	December 31, 2024	Dollar Change	Percent Change
Low-Income Housing and Other Equity Investments	$232,429	$233,202	$(773)	0%
Deferred Tax Assets and Tax Receivable	165,800	172,499	(6,699)	(4)
Derivative Financial Instruments	125,683	161,473	(35,790)	(22)
Federal Home Loan Bank of Des Moines	34,750	34,750	—	—
Federal Reserve Bank Stock	30,436	30,339	97	0
Prepaid Expenses	23,718	22,623	1,095	5
Deferred Compensation Plan Assets	15,287	18,155	(2,868)	(16)
Accounts Receivable	15,615	16,981	(1,366)	(8)
Foreclosed Real Estate	1,360	2,657	(1,297)	(49)
Other	41,707	44,279	(2,572)	(6)
Total Other Assets	$686,785	$736,958	$(50,173)	(7)%

Derivative financial instruments decreased by $35.8 million due to decrease in yield curves from December 2024 to March 2025 decreasing the valuation of customer swaps and fair value hedges. Deferred tax assets and tax receivable decreased by $6.7 million due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits				Table 9
(dollars in thousands)	March 31, 2025	December 31, 2024	Dollar Change	Percent Change
Consumer	$10,522,627	$10,397,777	$124,850	1%
Commercial	8,411,838	8,299,590	112,248	1
Public and Other	2,073,752	1,935,670	138,082	7
Total Deposits	$21,008,217	$20,633,037	$375,180	2%

Total deposits were $21.0 billion as of March 31, 2025, an increase of $375.2 million or 1.8% from December 31, 2024. Consumer deposits increased by $124.9 million due to an increase of $167.2 million in core deposits, defined as all deposits exclusive of time deposits, partially offset by a decrease of $42.3 million in time deposits. Commercial deposits increased by $112.2 million primarily from increases of $68.3 million in core deposits and $43.9 million in time deposits. Public and other deposits increased by $138.1 million due to an increase of $160.4 million in core deposits, partially offset by a decrease of $22.3 million in time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits				Table 10
(dollars in thousands)	March 31, 2025	December 31, 2024	Dollar Change	Percent Change
Money Market	$3,455,750	$3,430,047	$25,703	1%
Regular Savings	5,244,393	4,934,869	309,524	6
Total Savings Deposits	$8,700,143	$8,364,916	$335,227	4%

The increase in Money Market was primarily due to an increase in commercial deposits of $28.8 million partially offset by $3.1 million decrease in consumer deposits. The increase in Regular Savings was primarily due to increases in public deposits of $182.8 million, $124.0 million in consumer deposits and $2.7 million in commercial deposits.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	March 31, 2025	December 31, 2024	Change
Remaining maturity:
Three months or less	$653,674	$635,812	$17,862
After three through six months	433,013	365,354	67,659
After six through twelve months	456,780	524,286	(67,506)
After twelve months	97,053	102,795	(5,742)
Total	$1,640,520	$1,628,247	$12,273

Estimated uninsured deposits are calculated pursuant to regulatory guidance and reported in our Call Report and include deposits collateralized by government-backed securities and intercompany deposits of wholly-owned subsidiaries. Table 12 presents a reconciliation of our estimated uninsured deposits as reported in our Call Report to our adjusted uninsured deposits. We believe the adjusted uninsured deposits reconciliation provides useful information about our deposits at risk.

Uninsured Deposits Reconciliation		Table 12
(dollars in thousands)	March 31, 2025 [1]	December 31, 2024 [2]
Estimated Uninsured Deposits, as Reported in our Call Report	$10,034,831	$9,754,299
Less:
Deposits Collateralized by Government-Backed Securities	(1,923,855)	(1,794,050)
Intercompany Deposits of Wholly-Owned Subsidiaries	(126,521)	(121,932)
Other	(76,359)	(110,995)
Adjusted Uninsured Deposits	$7,908,096	$7,727,322

1
Balances presented as of March 31, 2025 are preliminary.
2
Balances presented as of December 31, 2024 were revised to reflect changes made in our Call Report.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million and $100.0 million as of March 31, 2025 and December 31, 2024, respectively. In February 2025, a private institution exercised its right to call on a repurchase agreement with a balance of $50.0 million, resulting in its termination. As of March 31, 2025, our remaining repurchase agreement was at a fixed interest rate of 3.89%. with a remaining maturity of 4.63 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	March 31, 2025	December 31, 2024	Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	8,250	8,274	(24)
Total	$558,250	$558,274	$(24)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Consumer Banking	$29,452	$32,803
Commercial Banking	31,689	29,642
Total	61,141	62,445
Treasury and Other	(17,156)	(26,054)
Consolidated Total	$43,985	$36,391

Consumer Banking

Net income decreased by $3.4 million or 10% in the first quarter of 2025 compared to the same period last year primarily due to an increase in noninterest expense, a decrease in net interest income, and an increase in the provision for credit losses. This was partially offset by an increase in noninterest income. Noninterest expense decreased by $3.7 million or 4% primarily due to higher allocated administrative and support unit costs. Net interest income decreased by $1.4 million or 1% primarily due to lower deposit spreads on higher deposit balances, as well as lower loan balances. The provision for credit losses increased by $1 million or 44% primarily due to higher net charge-offs in the auto loan and installment loan portfolios. Noninterest income increased by $1.5 million or 5% primarily due to higher trust and asset management income, annuity and insurance income, and monthly service fees.

Commercial Banking

Net income increased by $2.0 million or 7% in the first quarter of 2025 compared to the same period last year primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $4.1 million or 8% primarily due to increases in loan balances, primarily in commercial mortgages, and allocated interest income due to increases in balances and spreads on interest bearing and savings deposits, partially offset by a reduction in noninterest bearing deposit balances. Noninterest income increased by $1.0 million or 14% primarily due to increases in loan fees and customer derivative program revenue, and a gain on sale of leased equipment, partially offset by a decrease in merchant revenue. Noninterest expense increased by $1.0 million or 5% primarily due to higher allocated administrative and support unit expenses and merchant processing fees, partially offset by lower salaries & benefits.

Treasury and Other

Net loss decreased by $8.9 million or 34% in the first quarter of 2025 compared to the same period last year primarily due to higher net interest income, partially offset by lower noninterest income. The net interest income increased by $9.2 million or 27% primarily due to a decrease in funding costs reflecting lower rate environment. Noninterest income decreased by $0.7 million or 19% primarily due to a decrease in other income. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on NPAs and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	March 31, 2025	December 31, 2024	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$2,195	$2,450	$(255)
Commercial and Industrial	3,451	4,627	(1,176)
Total Commercial	5,646	7,077	(1,431)
Consumer
Residential Mortgage	4,686	5,052	(366)
Home Equity	5,759	4,514	1,245
Total Consumer	10,445	9,566	879
Total Non-Accrual Loans and Leases	16,091	16,643	(552)
Foreclosed Real Estate	1,360	2,657	(1,297)
Total Non-Performing Assets	$17,451	$19,300	$(1,849)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,895	$3,984	$(89)
Home Equity	2,228	2,845	(617)
Automobile	486	776	(290)
Other	943	677	266
Total Consumer	7,552	8,282	(730)
Total Accruing Loans and Leases Past Due 90 Days or More	$7,552	$8,282	$(730)
Total Loans and Leases	$14,115,323	$14,075,980	$39,343
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.11%	0.12%	(0.01)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.12%	0.14%	(0.02)%
Ratio of Non-Performing Assets to Total Assets	0.07%	0.08%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.09%	0.12%	(0.03)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.15%	(0.00)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.18%	0.20%	(0.02)%

Changes in Non-Performing Assets
Balance as of December 31, 2024	$19,300
Additions [1]	2,209
Reductions
Payments	(1,212)
Return to Accrual Status	(244)
Sales of Foreclosed Real Estate	(1,492)
Charge-offs / Write-downs [1]	(1,110)
Total Reductions	(4,058)
Balance as of March 31, 2025	$17,451

1
Excludes loans that are fully charged-off and placed on non-accrual status during the same period.

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

Non-accrual loans as of March 31, 2025 were $16.1 million, a decrease of $0.6 million or 3% from December 31, 2024 primarily due to decreases in commercial and industrial and residential mortgage non-accrual loans. Commercial and industrial non-accrual loans decreased by $1.2 million from December 31, 2024, primarily due to the partial charge-off of a loan.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $1.4 million as of March 31, 2025 compared to $2.7 million as of December 31, 2024. The decrease was due to the sale of two foreclosed properties during the three months ended March 31, 2025.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases past due 90 days or more and still accruing interest were $7.6 million as of March 31, 2025, a $0.7 million or 9% decrease from December 31, 2024. The decrease was primarily in our home equity portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 16
	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Balance at Beginning of Period	$150,649	$150,325	$152,429
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,399)	(352)	(360)
Consumer
Residential Mortgage	—	(337)	—
Home Equity	(75)	(339)	(35)
Automobile	(1,751)	(1,548)	(1,048)
Other	(2,484)	(2,637)	(2,312)
Total Loans and Leases Charged-Off	(5,709)	(5,213)	(3,755)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	77	386	116
Consumer
Residential Mortgage	11	150	42
Home Equity	128	177	184
Automobile	633	609	526
Other	457	465	606
Total Recoveries on Loans and Leases Previously Charged-Off	1,306	1,787	1,474
Net Charged-Off - Loans and Leases	(4,403)	(3,426)	(2,281)
Provision for Credit Losses:
Loans and Leases	3,582	4,623	3,542
Unfunded Commitments	(332)	(873)	(1,542)
Total Provision for Credit Losses	3,250	3,750	2,000
Balance at End of Period	$149,496	$150,649	$152,148
Components
Allowance for Credit Losses - Loans and Leases	$147,707	$148,528	$147,664
Reserve for Unfunded Commitments	1,789	2,121	4,484
Total Reserve for Credit Losses	$149,496	$150,649	$152,148
Average Loans and Leases Outstanding	$14,062,173	$13,964,687	$13,868,800
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.13%	0.10%	0.07%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.05%	1.06%	1.07%

1 The numerator comprises the Allowance for Credit Losses - Loans and Leases

Allowance for Credit Losses (the “Allowance”)

As of March 31, 2025, the Allowance was $147.7 million or 1.05% of total loans and leases outstanding, compared with an Allowance of $148.5 million or 1.06% of total loans and leases outstanding as of December 31, 2024. The Allowance as of March 31, 2025 and December 31, 2024, includes a qualitative overlay to account for economic uncertainty and downside risk of a recession.

Net charge-offs on loans and leases for the three months ended March 31, 2025 were $4.4 million or 0.13% of total average loans and leases on an annualized basis, compared to $2.3 million or 0.07% of total average loans and leases on an annualized basis for the three months ended March 31, 2024. This increase was primarily due to higher gross charge-offs in both commercial and industrial and automobile portfolios.

Reserve for Unfunded Commitments

The Unfunded Reserve was $1.8 million as of March 31, 2025, a decrease of $0.3 million or 16% from December 31, 2024, primarily due to lower unfunded commitments in our construction portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.

Provision for Credit Losses

For the three months ended March 31, 2025, the provision for credit losses was $3.3 million compared to $2.0 million for the same period last year. The increase in the provision was due to the change in the balances of our unfunded commitments during the three months ended March 31, 2025 compared to the same period in the prior year.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Our market risk management process involves measuring, monitoring, controlling, and mitigating risks that can significantly impact our consolidated statements of income and condition. In this management process, we balance market risks with expected returns to enhance earnings performance while managing volatility to an acceptable level.

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

We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. For the three months ended March 31, 2025, we remained within applicable guidelines for such scenarios.

The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•
adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•
changing product pricing strategies;
•
modifying characteristics, including mix and duration, of the AFS investment securities portfolio; and
•
using derivative financial instruments.

Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of March 31, 2025, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of March 31, 2025 and December 31, 2024, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$32,602	5.7%	$31,028	5.6%
+300	26,538	4.6	25,281	4.6
+200	19,817	3.5	18,783	3.4
+100	11,946	2.1	10,393	1.9
-100	(13,776)	(2.4)	(13,029)	(2.3)
-200	(29,700)	(5.2)	(27,883)	(5.0)
-300	(46,864)	(8.2)	(43,536)	(7.8)
-400	(73,635)	(12.8)	(65,753)	(11.8)

Based on our net interest income simulation as of March 31, 2025, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans, interest rate swaps and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans, swaps and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2025, NII sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2025 increased slightly to both rising and falling rates compared to the sensitivity profile for December 31, 2024. NII sensitivity increased due primarily to the increase in volume of floating rate assets, partially offset by an increase in interest rate sensitive deposits.

To analyze the impact of changes in interest rates in a more realistic manner, we also simulate non-parallel interest rate scenarios. These scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus, net interest income may decrease from the base case in the near term if short-term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long-end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.

Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile			Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	March 31, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$(994,078)	(27.1)%	$(1,032,211)	(29.1)%
+300	(726,509)	(19.8)	(763,479)	(21.5)
+200	(463,232)	(12.6)	(496,443)	(14.0)
+100	(213,795)	(5.8)	(238,689)	(6.7)
-100	146,563	4.0	177,198	5.0
-200	232,350	6.3	274,546	7.7
-300	172,210	4.7	294,363	8.3
-400	(299,582)	(8.2)	(99,219)	(2.8)

Compared to December 31, 2024, EVE sensitivity decreased in both rising and falling rate scenarios due to the longer life and higher valuation attributed to deposits. However, in the down 400 bps scenario, EVE sensitivity increased as the overall lower prevailing market rates have made the 0% floor on deposit rates more impactful.

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions. Foreign currency holdings expose us to a small degree of foreign currency risk. Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities. Also, our share-based compensation expense is dependent on the fair value of our restricted stock units and restricted stock at the date of grant. The fair value of restricted stock units and restricted stock is impacted by the market price of the Parent’s common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

Liquidity Risk Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by factors such as loan originations and refinancings, changes in deposit balances, liability issuances and settlements, and off-balance sheet funding commitments. We adhere to various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off- balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

We maintain access to ample sources of readily available contingent liquidity. As of March 31, 2025, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.5 billion. We are also a member of the FHLB. As of March 31, 2025, we had pledged loans to the FHLB and had remaining borrowing capacity of $1.8 billion. The ratio of readily available liquidity to uninsured deposits was 129% at March 31, 2025, compared to 116% at December 31, 2024. The increase in the readily available liquidity to uninsured deposits ratio was due to an increase in cash and cash equivalents combined with increased borrowing capacity realized from pledging additional loan collateral, and a decrease in uninsured deposits.

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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of March 31, 2025, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.

We continued our focus on maintaining a strong liquidity position. As of March 31, 2025, cash and cash equivalents were $0.9 billion, the carrying value of our AFS investment securities was $2.9 billion, and total deposits were $21.0 billion. As of March 31, 2025, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 3.00 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. As of March 31, 2025, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since March 31, 2025, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of March 31, 2025 and December 31, 2024.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	March 31, 2025	December 31, 2024
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,359,935	$1,322,774
Add: CECL Transitional Amount	—	2,375
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(23,164)	(23,396)
Net Unrealized Losses on Investment Securities [2]	(295,233)	(319,993)
Other	(9,097)	(9,097)
Common Equity Tier 1 Capital	1,658,683	1,648,889
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	1,994,784	1,984,990
Allowable Reserve for Credit Losses	149,496	148,634
Total Regulatory Capital	$2,144,280	$2,133,624
Risk-Weighted Assets	$14,319,932	$14,225,908
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.58%	11.59%
Tier 1 Capital Ratio	13.93	13.95
Total Capital Ratio	14.97	15.00
Tier 1 Leverage Ratio	8.36	8.31

1.
Regulatory capital ratios as of March 31, 2025 are preliminary.
2.
Includes unrealized gains and losses related to the Company's reclassification of AFS investment securities to the HTM category.

Shareholders' Equity

As of March 31, 2025, shareholders’ equity was $1.7 billion, an increase of $37.2 million or 2% from December 31, 2024. For the first three months of 2025, the increase was attributed to net income of $44.0 million, other comprehensive income of $25.0 million, share-based compensation of $3.7 million, and common stock issued under purchase and equity compensation plans of $1.3 million were offset by cash dividends declared of $28.2 million on common shares, cash dividends declared of $5.3 million on preferred shares, and common stock repurchases of $3.3 million related to taxes withheld for share-based compensation.

No shares of common stock were repurchased under the share repurchase program in the first quarter of 2025. From the beginning of our share repurchase program in July 2001 through March 31, 2025, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share. Remaining buyback authority under our share repurchase program was $126.0 million as of March 31, 2025. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2025, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. Dividends will be payable on May 1, 2025, to shareholders of record of the preferred stock at the close of business on April 16, 2025.

In April 2025, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on June 13, 2025, to shareholders of record of the common stock at the close of business on May 30, 2025.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations. For additional information, see “Contingencies” in Note 11 Commitments and Contingencies to our unaudited Consolidated Financial Statements set forth in Item 1, Part I of this report.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 except as set forth below:

Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.

The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. In particular, these economic policies have created significant instability in the trade relationship between the U.S. and Chinese economies, including tariff escalation, scrutiny of U.S. investment into Chinese companies, and potential limits on Chinese companies’ access to U.S. markets. In order to limit the impact of unpredictable U.S. actions, global companies and governments may reduce the use of the U.S. dollar in world trade and financial transactions, which could result in further volatility in the financial markets and U.S. economy. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends in Hawaiʻi and the Pacific Islands would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.

Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve, disagreements over long-term federal budget and deficit reduction plans, the threat of a U.S. government shutdown, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy, including the economy of Hawaiʻi and the Pacific Islands.

Further, the perception of the potential for additional, significant changes in federal regulatory or economic policy also has increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S. and the economy of Hawaiʻi and the Pacific Islands in particular, perhaps suddenly and to a significant degree.

Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s stock during the quarter.

The Parent’s repurchases of its common stock during the first quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2025	1,541	$67.39	—	$126,038,927
February 1 - 28, 2025	44,906	71.49	—	126,038,927
March 1 - 31, 2025	—	—	—	126,038,927
Total	46,447	$71.36	—

1
During the first quarter of 2025, 46,447 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

3.5

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

4.2	Form of Depository Receipt - Series A (included in Exhibit 4.1)

4.3

Deposit Agreement, dated June 21, 2024, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 21, 2024)

4.4	Form of Depository Receipt - Series B (included in Exhibit 4.3)

4.5

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

Date:	April 28, 2025		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer (Principal Financial Officer)