Form 10-Q
period 2025-06-30
BANK OF HAWAII CORP
filed 2025-07-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887
BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of July 22, 2025, there were 39,767,508 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Part I - Financial Information
Item 1. Financial Statements
Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and Cash Equivalents	$768,683	$763,571
Investment Securities
Available-for-Sale	3,111,504	2,689,528
Held-to-Maturity (Fair Value of $3,754,794 and $3,820,882)	4,441,353	4,618,543
Loans Held for Sale	1,867	2,150
Loans and Leases	14,002,178	14,075,980
Allowance for Credit Losses	(148,543)	(148,528)
Net Loans and Leases	13,853,635	13,927,452
Premises and Equipment, Net	192,221	184,480
Operating Lease Right-of-Use Assets	83,594	80,165
Accrued Interest Receivable	67,204	66,367
Mortgage Servicing Rights	18,362	19,199
Goodwill	31,517	31,517
Bank-Owned Life Insurance	488,028	481,184
Other Assets	651,784	736,958
Total Assets	$23,709,752	$23,601,114
Liabilities
Deposits
Noninterest-Bearing Demand	$5,424,471	$5,423,562
Interest-Bearing Demand	3,855,120	3,784,984
Savings	8,481,328	8,364,916
Time	3,037,995	3,059,575
Total Deposits	20,798,914	20,633,037
Securities Sold Under Agreements to Repurchase	50,000	100,000
Other Debt	558,226	558,274
Operating Lease Liabilities	92,381	88,794
Retirement Benefits Payable	23,528	23,760
Accrued Interest Payable	26,732	34,799
Other Liabilities	416,864	494,676
Total Liabilities	21,966,645	21,933,340
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2025 - 58,775,870 / 39,765,375); and December 31, 2024 - 58,765,907 / 39,762,255)	587	585
Capital Surplus	655,479	647,403
Accumulated Other Comprehensive Loss	(299,194)	(343,389)
Retained Earnings	2,158,450	2,133,838
Treasury Stock, at Cost (Shares: June 30, 2025 - 19,010,495 and December 31, 2024 - 19,003,609)	(1,117,215)	(1,115,663)
Total Shareholders’ Equity	1,743,107	1,667,774
Total Liabilities and Shareholders’ Equity	$23,709,752	$23,601,114

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest Income
Interest and Fees on Loans and Leases	$166,779	$163,208	$329,861	$322,544
Income on Investment Securities
Available-for-Sale	27,007	21,468	51,375	43,225
Held-to-Maturity	19,835	21,595	40,126	43,731
Cash and Cash Equivalents	3,817	6,139	9,277	12,296
Other	1,097	1,120	2,182	2,090
Total Interest Income	218,535	213,530	432,821	423,886
Interest Expense
Deposits	82,476	91,542	164,168	180,598
Securities Sold Under Agreements to Repurchase	491	1,180	1,235	2,623
Other Debt	5,885	5,962	11,928	11,881
Total Interest Expense	88,852	98,684	177,331	195,102
Net Interest Income	129,683	114,846	255,490	228,784
Provision for Credit Losses	3,250	2,400	6,500	4,400
Net Interest Income After Provision for Credit Losses	126,433	112,446	248,990	224,384
Noninterest Income
Fees, Exchange, and Other Service Charges	14,383	13,769	28,820	27,892
Trust and Asset Management	12,097	12,223	23,838	23,412
Service Charges on Deposit Accounts	8,119	7,730	16,378	15,677
Bank-Owned Life Insurance	3,714	3,396	7,325	6,752
Annuity and Insurance	1,437	1,583	2,992	2,629
Mortgage Banking	849	1,028	1,837	1,979
Investment Securities Losses, Net	(1,126)	(1,601)	(2,733)	(3,098)
Other	5,322	3,959	10,396	9,129
Total Noninterest Income	44,795	42,087	88,853	84,372
Noninterest Expense
Salaries and Benefits	61,308	57,033	124,192	115,248
Net Occupancy	10,499	10,559	21,058	21,015
Net Equipment	9,977	10,355	20,169	20,458
Data Processing	5,456	4,745	10,723	9,515
Professional Fees	4,263	4,929	8,527	9,606
FDIC Insurance	3,640	7,170	5,282	10,784
Other	15,640	14,435	31,291	28,459
Total Noninterest Expense	110,783	109,226	221,242	215,085
Income Before Provision for Income Taxes	60,445	45,307	116,601	93,671
Provision for Income Taxes	12,808	11,224	24,979	23,197
Net Income	$47,637	$34,083	$91,622	$70,474
Preferred Stock Dividends	5,269	1,969	10,538	3,938
Net Income Available to Common Shareholders	$42,368	$32,114	$81,084	$66,536
Basic Earnings Per Common Share	$1.07	$0.81	$2.05	$1.69
Diluted Earnings Per Common Share	$1.06	$0.81	$2.03	$1.68
Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40
Basic Weighted Average Common Shares	39,622,998	39,450,551	39,588,916	39,400,452
Diluted Weighted Average Common Shares	39,895,093	39,618,705	39,888,294	39,618,774
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$47,637	$34,083	$91,622	$70,474
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gains on Investment Securities	18,970	9,052	43,730	21,990
Net Change in Defined Benefit Plans	233	168	465	337
Other Comprehensive Income	19,203	9,220	44,195	22,327
Comprehensive Income	$66,840	$43,303	$135,817	$92,801
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended June 30, 2025
Balance as of March 31, 2025	180,000	$180,000	165,000	$165,000	39,734,304	$586	$651,374	$(318,397)	$2,144,326	$(1,117,954)	$1,704,935
Net Income	—	—	—	—	—	—	—	—	47,637	—	47,637
Other Comprehensive Income	—	—	—	—	—	—	—	19,203	—	—	19,203
Share-Based Compensation	—	—	—	—	—	—	3,837	—	—	—	3,837
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	36,429	1	268	—	—	1,025	1,294
Common Stock Repurchased	—	—	—	—	(5,358)	—	—	—	—	(286)	(286)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,244)	—	(28,244)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107
Three Months Ended June 30, 2024
Balance as of March 31, 2024	180,000	$180,000	—	$—	39,720,724	$584	$640,663	$(383,581)	$2,114,729	$(1,116,418)	$1,435,977
Net Income	—	—	—	—	—	—	—	—	34,083	—	34,083
Other Comprehensive Income	—	—	—	—	—	—	—	9,220	—	—	9,220
Share-Based Compensation	—	—	—	—	—	—	3,475	—	—	—	3,475
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	36,640	1	89	—	358	737	1,185
Common Stock Repurchased	—	—	—	—	(27,423)	—	—	—	—	(1,675)	(1,675)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,061)	—	(28,061)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2024	180,000	$180,000	165,000	$165,000	39,729,941	$585	$639,841	$(374,361)	$2,119,140	$(1,117,356)	$1,612,849
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Six Months Ended June 30, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	91,622	—	91,622
Other Comprehensive Income	—	—	—	—	—	—	—	44,195	—	—	44,195
Share-Based Compensation	—	—	—	—	—	—	7,517	—	—	—	7,517
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	55,906	2	559	—	—	2,048	2,609
Common Stock Repurchased	—	—	—	—	(52,786)	—	—	—	—	(3,600)	(3,600)
Cash Dividends Declared Common Stock ($1.40 per share)	—	—	—	—	—	—	—	—	(56,472)	—	(56,472)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(10,538)	—	(10,538)
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107
Six Months Ended June 30, 2024
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	—	—	70,474	—	70,474
Other Comprehensive Income	—	—	—	—	—	—	—	22,327	—	—	22,327
Share-Based Compensation	—	—	—	—	—	—	7,505	—	—	—	7,505
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	57,972	2	300	—	1,152	1,283	2,737
Common Stock Repurchased	—	—	—	—	(81,169)	—	—	—	—	(4,995)	(4,995)
Cash Dividends Declared Common Stock ($1.40 per share)	—	—	—	—	—	—	—	—	(56,117)	—	(56,117)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(3,938)	—	(3,938)
Balance as of June 30, 2024	180,000	$180,000	165,000	$165,000	39,729,941	$585	$639,841	$(374,361)	$2,119,140	$(1,117,356)	$1,612,849

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Operating Activities
Net Income	$91,622	$70,474
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	6,500	4,400
Depreciation and Amortization	9,421	10,388
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(672)	69
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	5,871	6,229
Amortization of Operating Lease Right-of-Use Assets	5,735	5,868
Share-Based Compensation	7,517	7,505
Benefit Plan Contributions	(1,023)	(1,057)
Net Gains on Sales of Loans and Leases	(1,302)	(1,055)
Proceeds from Sales of Loans Held for Sale	12,957	21,355
Originations of Loans Held for Sale	(12,590)	(20,750)
Net Change in Other Assets and Other Liabilities	(24,036)	(2,362)
Net Cash Provided by Operating Activities	100,000	101,064
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	148,483	107,158
Purchases	(517,104)	(1,097)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	184,959	192,708
Net Change in Loans and Leases	58,108	130,649
Purchases of Premises and Equipment	(17,162)	(7,852)
Net Cash (Used in) Provided by Investing Activities	(142,716)	421,566
Financing Activities
Net Change in Deposits	165,877	(646,542)
Repayments of Long-Term Debt	(50,048)	(50,054)
Proceeds from Issuance of Preferred Stock	—	160,614
Proceeds from Issuance of Common Stock	2,609	2,796
Repurchase of Common Stock	(3,600)	(4,995)
Cash Dividends Paid on Common Stock	(56,472)	(56,117)
Cash Dividends Paid on Preferred Stock	(10,538)	(3,938)
Net Cash Provided by (Used in) Financing Activities	47,828	(598,236)
Net Change in Cash and Cash Equivalents	5,112	(75,606)
Cash and Cash Equivalents at Beginning of Period	763,571	1,000,944
Cash and Cash Equivalents at End of Period	$768,683	$925,338
Supplemental Information
Cash Paid for Interest	$185,398	$198,847
Cash Paid for Income Taxes	11,200	18,735
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	217	574
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

Note 2.  Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,373	$462	$(5,120)	$243,715
Debt Securities Issued by States and Political Subdivisions	72,943	—	(6,983)	65,960
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,005	—	(20)	985
Debt Securities Issued by Corporations	752,354	1,640	(25,152)	728,842
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,191,950	877	(95,458)	1,097,369
Commercial - Government Agencies or Sponsored Enterprises	354,093	535	(22,167)	332,461
Commercial - Non-Agency	35,968	50	(11)	36,007
Total Collateralized Mortgage Obligations	1,582,011	1,462	(117,636)	1,465,837
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	657,288	912	(52,035)	606,165
Total Mortgage-Backed Securities	657,288	912	(52,035)	606,165
Total	$3,313,974	$4,476	$(206,946)	$3,111,504
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,932	$—	$(10,754)	$121,178
Debt Securities Issued by Corporations	10,354	—	(1,827)	8,527
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,092,255	3	(325,650)	1,766,608
Commercial - Government Agencies or Sponsored Enterprises	411,848	—	(83,013)	328,835
Total Collateralized Mortgage Obligations	2,504,103	3	(408,663)	2,095,443
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,784,975	69	(263,552)	1,521,492
Commercial - Government Agencies or Sponsored Enterprises	9,989	—	(1,835)	8,154
Total Mortgage-Backed Securities	1,794,964	69	(265,387)	1,529,646
Total	$4,441,353	$72	$(686,631)	$3,754,794

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$257,036	$221	$(8,185)	$249,072
Debt Securities Issued by States and Political Subdivisions	73,208	—	(9,349)	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,505	—	(41)	1,464
Debt Securities Issued by Corporations	703,579	376	(32,280)	671,675
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	322	(115,401)	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	199	(23,421)	283,474
Total Collateralized Mortgage Obligations	1,356,995	521	(138,822)	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	130	(70,458)	484,764
Total Mortgage-Backed Securities	555,092	130	(70,458)	484,764
Total	$2,947,415	$1,248	$(259,135)	$2,689,528
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,868	$—	$(14,927)	$116,941
Debt Securities Issued by Corporations	10,490	—	(2,156)	8,334
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	3	(377,149)	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	—	(92,211)	324,178
Total Collateralized Mortgage Obligations	2,601,599	3	(469,360)	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	37	(309,093)	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	—	(2,165)	7,830
Total Mortgage-Backed Securities	1,874,586	37	(311,258)	1,563,365
Total	$4,618,543	$40	$(797,701)	$3,820,882
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $10.5 million and $9.0 million as of June 30, 2025 and December 31, 2024, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.3 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2025. Debt securities issued by government agencies (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately in the following table as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$126,856	$124,752
Due After One Year Through Five Years	629,712	615,325
Due After Five Years Through Ten Years	208,634	189,655
	965,202	929,732
Debt Securities Issued by Government Agencies	109,473	109,770
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,191,950	1,097,369
Commercial - Government Agencies or Sponsored Agencies	354,093	332,461
Commercial - Non-Agency	35,968	36,007
Total Collateralized Mortgage Obligations	1,582,011	1,465,837
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	657,288	606,165
Total Mortgage-Backed Securities	657,288	606,165
Total	$3,313,974	$3,111,504
Held-to-Maturity:
Due in One Year or Less	$7,500	$7,411
Due After One Year Through Five Years	74,843	70,099
Due After Five Year Through Ten Years	59,943	52,195
	142,286	129,705
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	2,092,255	1,766,608
Commercial - Government Agencies or Sponsored Agencies	411,848	328,835
Total Collateralized Mortgage Obligations	2,504,103	2,095,443
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,784,975	1,521,492
Commercial - Government Agencies or Sponsored Agencies	9,989	8,154
Total Mortgage-Backed Securities	1,794,964	1,529,646
Total	$4,441,353	$3,754,794
Investment securities with carrying values of $7.3 billion and $7.2 billion as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.
During the three months ended June 30, 2025 and 2024, the Company recognized net realized losses on sales of investments of $1.1 million and $1.6 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized net realized losses on sales of investments of $2.7 million and $3.1 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company's prior Visa Class B share sale transactions, which are expensed as incurred.
The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$44,920	$(787)	$101,097	$(4,333)	$146,017	$(5,120)
Debt Securities Issued by States and Political Subdivisions	—	—	65,560	(6,983)	65,560	(6,983)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	985	(20)	985	(20)
Debt Securities Issued by Corporations	171,062	(7,201)	456,022	(17,951)	627,084	(25,152)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	266,073	(7,996)	591,331	(87,462)	857,404	(95,458)
Commercial - Government Agencies or Sponsored Enterprises	71,066	(148)	150,308	(22,019)	221,374	(22,167)
Commercial - Non-Agency	4,989	(11)	—	—	4,989	(11)
Total Collateralized Mortgage Obligations	342,128	(8,155)	741,639	(109,481)	1,083,767	(117,636)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	218,210	(25,635)	254,994	(26,400)	473,204	(52,035)
Total Mortgage-Backed Securities	218,210	(25,635)	254,994	(26,400)	473,204	(52,035)
Total	$776,320	$(41,778)	$1,620,297	$(165,168)	$2,396,617	$(206,946)
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$38,854	$(288)	$157,456	$(7,897)	$196,310	$(8,185)
Debt Securities Issued by States and Political Subdivisions	—	—	63,644	(9,349)	63,644	(9,349)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1,464	(41)	1,464	(41)
Debt Securities Issued by Corporations	24,892	(108)	546,407	(32,172)	571,299	(32,280)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	153,104	(275)	673,141	(115,126)	826,245	(115,401)
Commercial - Government Agencies or Sponsored Enterprises	92,485	(5)	128,430	(23,416)	220,915	(23,421)
Total Collateralized Mortgage Obligations	245,589	(280)	801,571	(138,542)	1,047,160	(138,822)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	135	—	480,189	(70,458)	480,324	(70,458)
Total Mortgage-Backed Securities	135	—	480,189	(70,458)	480,324	(70,458)
Total	$309,470	$(676)	$2,050,731	$(258,459)	$2,360,201	$(259,135)
The Company does not believe the AFS debt securities that were in an unrealized loss position represent a credit loss impairment. As of June 30, 2025 and December 31, 2024, the Company's unrealized losses from AFS debt securities were generated from 365 positions and 386 positions, respectively. As of June 30, 2025 and December 31, 2024, total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities and non-agency collateralized mortgage obligations issued by corporations are of high credit quality and the issuers continue to make timely principal and interest payments. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.
Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2025 and December 31, 2024.
Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Taxable	$46,385	$43,057	$90,664	$86,943
Non-Taxable	457	6	837	13
Total Interest Income from Investment Securities	$46,842	$43,063	$91,501	$86,956

Note 3.  Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial
Commercial Mortgage	$4,038,956	$4,020,622
Commercial and Industrial	1,597,560	1,705,133
Construction	374,768	308,898
Lease Financing	92,842	90,756
Total Commercial	6,104,126	6,125,409
Consumer
Residential Mortgage	4,637,014	4,628,283
Home Equity	2,139,025	2,165,514
Automobile	715,688	764,146
Other	406,325	392,628
Total Consumer	7,898,052	7,950,571
Total Loans and Leases	$14,002,178	$14,075,980

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of June 30, 2025 and December 31, 2024, AIR for loans totaled $48.2 million and $48.4 million, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2025 and 2024.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$80,628	$67,079	$147,707
Loans and Leases Charged-Off	(206)	(3,805)	(4,011)
Recoveries on Loans and Leases Previously Charged-Off	78	1,315	1,393
Net Loans and Leases Charged-Off	(128)	(2,490)	(2,618)
Provision for Credit Losses	(1,598)	5,052	3,454
Balance at End of Period	$78,902	$69,641	$148,543
Six Months Ended June 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,605)	(8,115)	(9,720)
Recoveries on Loans and Leases Previously Charged-Off	155	2,544	2,699
Net Loans and Leases Charged-Off	(1,450)	(5,571)	(7,021)
Provision for Credit Losses	(3,548)	10,584	7,036
Balance at End of Period	$78,902	$69,641	$148,543
Three Months Ended June 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$75,087	$72,577	$147,664
Loans and Leases Charged-Off	(875)	(3,955)	(4,830)
Recoveries on Loans and Leases Previously Charged-Off	263	1,174	1,437
Net Loans and Leases Charged-Off	(612)	(2,781)	(3,393)
Provision for Credit Losses	5,610	(2,404)	3,206
Balance at End of Period	$80,085	$67,392	$147,477
Six Months Ended June 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(1,235)	(7,350)	(8,585)
Recoveries on Loans and Leases Previously Charged-Off	379	2,532	2,911
Net Loans and Leases Charged-Off	(856)	(4,818)	(5,674)
Provision for Credit Losses	6,867	(119)	6,748
Balance at End of Period	$80,085	$67,392	$147,477
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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025[1]	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2025
Commercial
Commercial Mortgage
Pass	$311,692	$308,025	$690,377	$944,637	$575,409	$974,842	$37,965	$—	$3,842,947
Special Mention	83,617	—	—	1,890	—	1,845	—	—	87,352
Classified	—	35,634	13,645	26,973	3,073	29,332	—	—	108,657
Total Commercial Mortgage	$395,309	$343,659	$704,022	$973,500	$578,482	$1,006,019	$37,965	$—	$4,038,956
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$93,593	$327,519	$267,249	$214,822	$139,078	$144,580	$334,342	$290	$1,521,473
Special Mention	—	413	—	—	—	24	36,338	—	36,775
Classified	5,275	588	14,889	2,228	2,328	5,087	8,915	2	39,312
Total Commercial and Industrial	$98,868	$328,520	$282,138	$217,050	$141,406	$149,691	$379,595	$292	$1,597,560
Gross Charge-Offs	165	139	—	—	—	1,301	—	—	1,605
Construction
Pass	$24,822	$115,965	$152,293	$67,613	$2,361	$—	$8,935	$—	$371,989
Classified	1,483	—	—	1,296	—	—	—	—	2,779
Total Construction	$26,305	$115,965	$152,293	$68,909	$2,361	$—	$8,935	$—	$374,768
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$12,443	$47,466	$7,229	$7,497	$7,306	$9,990	$—	$—	$91,931
Classified	—	—	433	29	65	384	—	—	911
Total Lease Financing	$12,443	$47,466	$7,662	$7,526	$7,371	$10,374	$—	$—	$92,842
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$532,925	$835,610	$1,146,115	$1,266,985	$729,620	$1,166,084	$426,495	$292	$6,104,126
Total Commercial Gross Charge-Offs	165	139	—	—	—	1,301	—	—	1,605
Consumer
Residential Mortgage
Pass	$186,182	$254,063	$254,373	$731,407	$1,151,789	$2,052,578	$—	$—	$4,630,392
Classified	—	—	972	1,828	—	3,822	—	—	6,622
Total Residential Mortgage	$186,182	$254,063	$255,345	$733,235	$1,151,789	$2,056,400	$—	$—	$4,637,014
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Home Equity
Pass	$—	$—	$—	$—	$—	$39	$2,073,815	$60,741	$2,134,595
Classified	—	—	—	—	—	—	3,740	690	4,430
Total Home Equity	$—	$—	$—	$—	$—	$39	$2,077,555	$61,431	$2,139,025
Gross Charge-Offs	—	—	—	—	—	—	129	101	230
Automobile
Pass	$97,287	$184,432	$155,827	$168,824	$70,731	$37,906	$—	$—	$715,007
Classified	40	270	139	152	23	57	—	—	681
Total Automobile	$97,327	$184,702	$155,966	$168,976	$70,754	$37,963	$—	$—	$715,688
Gross Charge-Offs	12	575	1,010	728	212	467	—	—	3,004
Other
Pass	$85,413	$115,458	$62,036	$74,522	$37,821	$29,852	$594	$—	$405,696
Classified	2	180	94	182	99	72	—	—	629
Total Other	$85,415	$115,638	$62,130	$74,704	$37,920	$29,924	$594	$—	$406,325
Gross Charge-Offs	332	992	1,099	1,242	734	482	—	—	4,881
Total Consumer	$368,924	$554,403	$473,441	$976,915	$1,260,463	$2,124,326	$2,078,149	$61,431	$7,898,052
Total Consumer Gross Charge-Offs	344	1,567	2,109	1,970	946	949	129	101	8,115
Total Loans and Leases	$901,849	$1,390,013	$1,619,556	$2,243,900	$1,990,083	$3,290,410	$2,504,644	$61,723	$14,002,178
Total Gross Charge-Offs	509	1,706	2,109	1,970	946	2,250	129	101	9,720
1.Loans reported as Special Mention and Classified in the 2025 column represent amendment of loans that originated in an earlier period.

During the six months ended June 30, 2025, $7.5 million of revolving loans were converted to term loans.
The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024[1]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2024
Commercial
Commercial Mortgage
Pass	$401,415	$687,580	$1,091,627	$596,386	$405,244	$600,386	$48,655	$—	$3,831,293
Special Mention	—	47,773	1,918	3,348	2,911	15,148	—	—	71,098
Classified	35,770	14,491	24,420	3,136	19,609	20,805	—	—	118,231
Total Commercial Mortgage	$437,185	$749,844	$1,117,965	$602,870	$427,764	$636,339	$48,655	$—	$4,020,622
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$356,831	$281,168	$236,802	$146,458	$135,158	$79,258	$375,135	$276	$1,611,086
Special Mention	467	—	—	—	—	—	38,587	—	39,054
Classified	325	15,614	3,483	4,831	6,590	6,427	17,716	7	54,993
Total Commercial and Industrial	$357,623	$296,782	$240,285	$151,289	$141,748	$85,685	$431,438	$283	$1,705,133
Gross Charge-Offs	362	282	—	1,438	128	399	—	—	2,609
Construction
Pass	$89,334	$110,153	$87,006	$1,689	$1,279	$—	$16,766	$—	$306,227
Special Mention	—	—	2,671	—	—	—	—	—	2,671
Total Construction	$89,334	$110,153	$89,677	$1,689	$1,279	$—	$16,766	$—	$308,898
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$49,360	$8,174	$9,568	$9,751	$5,244	$7,602	$—	$—	$89,699
Classified	—	491	37	81	62	386	—	—	1,057
Total Lease Financing	$49,360	$8,665	$9,605	$9,832	$5,306	$7,988	$—	$—	$90,756
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$933,502	$1,165,444	$1,457,532	$765,680	$576,097	$730,012	$496,859	$283	$6,125,409
Total Commercial Gross Charge-Offs	362	282	—	1,438	128	399	—	—	2,609
Consumer
Residential Mortgage
Pass	$268,330	$271,985	$751,920	$1,180,191	$919,280	$1,232,582	$—	$—	$4,624,288
Classified	—	—	858	474	735	1,928	—	—	3,995
Total Residential Mortgage	$268,330	$271,985	$752,778	$1,180,665	$920,015	$1,234,510	$—	$—	$4,628,283
Gross Charge-Offs	—	—	—	337	—	48	—	—	385
Home Equity
Pass	$—	$—	$—	$—	$—	$40	$2,105,833	$55,963	$2,161,836
Classified	—	—	—	—	—	—	3,092	586	3,678
Total Home Equity	$—	$—	$—	$—	$—	$40	$2,108,925	$56,549	$2,165,514
Gross Charge-Offs	—	—	—	—	—	—	429	272	701
Automobile
Pass	$210,145	$187,136	$210,207	$94,492	$34,614	$26,777	$—	$—	$763,371
Classified	90	191	224	154	57	59	—	—	775
Total Automobile	$210,235	$187,327	$210,431	$94,646	$34,671	$26,836	$—	$—	$764,146
Gross Charge-Offs	227	1,578	1,340	1,083	293	821	—	—	5,342
Other
Pass	$133,093	$74,068	$96,376	$52,152	$5,149	$30,580	$533	$—	$391,951
Classified	51	229	246	83	—	68	—	—	677
Total Other	$133,144	$74,297	$96,622	$52,235	$5,149	$30,648	$533	$—	$392,628
Gross Charge-Offs	1,431	2,151	2,901	1,869	326	1,421	—	—	10,099
Total Consumer	$611,709	$533,609	$1,059,831	$1,327,546	$959,835	$1,292,034	$2,109,458	$56,549	$7,950,571
Total Consumer Gross Charge-Offs	1,658	3,729	4,241	3,289	619	2,290	429	272	16,527
Total Loans and Leases	$1,545,211	$1,699,053	$2,517,363	$2,093,226	$1,535,932	$2,022,046	$2,606,317	$56,832	$14,075,980
Total Gross Charge-Offs	2,020	4,011	4,241	4,727	747	2,689	429	272	19,136
1.Loans reported as Special Mention and Classified in the 2024 column represent amendment of loans that originated in an earlier period.

During the year ended December 31, 2024, $12.7 million of revolving loans were converted to term loans.
Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of June 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,566	$2,566	$4,036,390	$4,038,956	$—
Commercial and Industrial	152	77	—	3,744	3,973	1,593,587	1,597,560	383
Construction	—	—	—	—	—	374,768	374,768	—
Lease Financing	—	—	—	—	—	92,842	92,842	—
Total Commercial	152	77	—	6,310	6,539	6,097,587	6,104,126	383
Consumer
Residential Mortgage	3,699	2,791	9,070	5,842	21,402	4,615,612	4,637,014	1,985
Home Equity	4,807	2,468	1,867	5,387	14,529	2,124,496	2,139,025	1,133
Automobile	15,062	1,361	680	—	17,103	698,585	715,688	—
Other	2,029	1,174	630	—	3,833	402,492	406,325	—
Total Consumer	25,597	7,794	12,247	11,229	56,867	7,841,185	7,898,052	3,118
Total	$25,749	$7,871	$12,247	$17,539	$63,406	$13,938,772	$14,002,178	$3,501

As of December 31, 2024
Commercial
Commercial Mortgage	$—	$—	$—	$2,450	$2,450	$4,018,172	$4,020,622	$—
Commercial and Industrial	90	117	—	4,627	4,834	1,700,299	1,705,133	—
Construction	—	—	—	—	—	308,898	308,898	—
Lease Financing	—	—	—	—	—	90,756	90,756	—
Total Commercial	90	117	—	7,077	7,284	6,118,125	6,125,409	—
Consumer
Residential Mortgage	5,184	4,174	3,984	5,052	18,394	4,609,889	4,628,283	424
Home Equity	6,109	2,753	2,845	4,514	16,221	2,149,293	2,165,514	1,438
Automobile	16,443	1,661	776	—	18,880	745,266	764,146	—
Other	2,565	1,076	677	—	4,318	388,310	392,628	—
Total Consumer	30,301	9,664	8,282	9,566	57,813	7,892,758	7,950,571	1,862
Total	$30,391	$9,781	$8,282	$16,643	$65,097	$14,010,883	$14,075,980	$1,862

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$2,566	$2,566	$—	$2,450	$2,450
Commercial and Industrial	2,480	1,264	3,744	3,695	932	4,627
Total Commercial	2,480	3,830	6,310	3,695	3,382	7,077
Consumer
Residential Mortgage	5,842	—	5,842	5,052	—	5,052
Home Equity	5,387	—	5,387	4,514	—	4,514
Total Consumer	11,229	—	11,229	9,566	—	9,566
Total	$13,709	$3,830	$17,539	$13,261	$3,382	$16,643
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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and six months ended June 30, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Payment Delay	Total	% of Total Class of Loans and Leases
Three Months Ended June 30, 2025
Commercial
Commercial and Industrial	$83	$—	$—	$—	$—	$83	0.01%
Total Commercial	83	—	—	—	—	83	0.01
Consumer
Residential Mortgage	456	—	—	—	—	456	0.01
Automobile	3,680	—	—	—	—	3,680	0.51
Other	431	—	—	—	—	431	0.11
Total Consumer	4,567	—	—	—	—	4,567	0.06
Total Loans and Leases	$4,650	$—	$—	$—	$—	$4,650	0.03%

Six Months Ended June 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,159	$—	$2,159	0.05%
Commercial and Industrial	83	—	—	—	—	83	0.01
Total Commercial	83	—	—	2,159	—	2,242	0.04
Consumer
Residential Mortgage	456	—	71	—	—	527	0.01
Home Equity	—	—	201	—	—	201	0.01
Automobile	7,171	—	—	—	—	7,171	1.00
Other	1,053	—	—	—	—	1,053	0.26
Total Consumer	8,680	—	272	—	—	8,952	0.11
Total Loans and Leases	$8,763	$—	$272	$2,159	$—	$11,194	0.08%

Three Months Ended June 30, 2024
Consumer
Home Equity	$—	$—	$—	$—	$537	$537	0.02%
Automobile	4,795	383	—	—	—	5,178	0.64
Other	567	61	—	—	—	628	0.16
Total Consumer	5,362	444	—	—	537	6,343	0.08
Total Loans and Leases	$5,362	$444	$—	$—	$537	$6,343	0.05%

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	$24	$4,841	$—	$—	$—	$4,865	0.29%
Total Commercial	24	4,841	—	—	—	4,865	0.08
Consumer
Residential Mortgage	—	—	—	—	14,282	14,282	0.31
Home Equity	—	—	—	—	1,147	1,147	0.05
Automobile	8,927	1,003	—	—	—	9,930	1.23
Other	957	148	—	—	—	1,105	0.28
Total Consumer	9,884	1,151	—	—	15,429	26,464	0.33
Total Loans and Leases	$9,908	$5,992	$—	$—	$15,429	$31,329	0.23%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2025
Commercial
Commercial and Industrial	3	$—	—%
Consumer
Residential Mortgage	75	—	—
Automobile	22	—	—
Other	22	—	—

Six Months Ended June 30, 2025
Commercial
Commercial Mortgage	24	$—	—%
Commercial and Industrial	3	—	—
Consumer
Residential Mortgage	81	—	—
Home Equity	24	—	—
Automobile	22	—	—
Other	22	—	—

Three Months Ended June 30, 2024
Consumer
Home Equity	0	$10	—%
Automobile	22	2	—
Other	22	1	—

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	12	$593	—%
Consumer
Residential Mortgage	0	13	—
Home Equity	0	7	—
Automobile	22	2	—
Other	20	1	—
1Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay & Term Extension[1]	Term Extension and Interest Rate Reduction	Total
Three Months Ended June 30, 2025
Consumer
Residential Mortgage	$—	$—	$71	$71
Automobile	430	—	—	430
Other	159	—	—	159
Total Consumer	589	—	71	660
Total Loans and Leases	$589	$—	$71	$660

Six Months Ended June 30, 2025
Consumer
Residential Mortgage	$—	$—	$71	$71
Automobile	584	—	—	584
Other	187	—	—	187
Total Consumer	771	—	71	842
Total Loans and Leases	$771	$—	$71	$842

Three Months Ended June 30, 2024
Commercial
Commercial and Industrial	$—	$34	$—	$34
Total Commercial	—	34	—	34
Consumer
Automobile	428	11	—	439
Other	121	12	—	133
Total Consumer	549	23	—	572
Total Loans and Leases	$549	$57	$—	$606

Six Months Ended June 30, 2024
Commercial
Commercial and Industrial	$—	$34	$—	$34
Total Commercial	—	34	—	34
Consumer
Automobile	668	11	—	679
Other	172	12	—	184
Total Consumer	840	23	—	863
Total Loans and Leases	$840	$57	$—	$897
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of June 30, 2025 and 2024.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of June 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,159	$2,159
Commercial and Industrial	142	9	—	—	—	151
Total Commercial	142	9	—	—	2,159	2,310
Consumer
Residential Mortgage	71	—	—	—	456	527
Home Equity	1,102	—	—	—	—	1,102
Automobile	10,850	1,714	167	179	—	12,910
Other	1,566	189	94	74	—	1,923
Total Consumer	13,589	1,903	261	253	456	16,462
Total Loans and Leases	$13,731	$1,912	$261	$253	$2,615	$18,772

As of June 30, 2024
Commercial
Commercial and Industrial	$4,865	$—	$—	$—	$—	$4,865
Total Commercial	4,865	—	—	—	—	4,865
Consumer
Residential Mortgage	14,282	—	—	—	—	14,282
Home Equity	1,147	—	—	—	—	1,147
Automobile	8,887	998	46	—	—	9,931
Other	1,013	43	29	19	—	1,104
Total Consumer	25,329	1,041	75	19	—	26,464
Total Loans and Leases	$30,194	$1,041	$75	$19	$—	$31,329

Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $7.2 million and $9.6 million as of June 30, 2025 and December 31, 2024, respectively.
Note 4.  Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of June 30, 2025 and $2.5 billion as of December 31, 2024. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income.
The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.3 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three and six months ended June 30, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$628	$674	$647	$678
Change in Fair Value Due to Payoffs	(9)	(6)	(28)	(10)
Balance at End of Period	$619	$668	$619	$668
For the three and six months ended June 30, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$18,141	$19,748	$18,552	$20,201
Servicing Rights that Resulted From Asset Transfers	92	63	179	158
Amortization	(490)	(525)	(988)	(1,073)
Balance at End of Period	$17,743	$19,286	$17,743	$19,286
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$24,569	$25,649	$24,989	$26,173
End of Period	$24,218	$25,326	$24,218	$25,326
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Weighted-Average Constant Prepayment Rate [1]	4.12%	4.00%
Weighted-Average Life (in years)	9.09	9.28
Weighted-Average Note Rate	3.76%	3.74%
Weighted-Average Discount Rate [2]	9.55%	9.92%
1Represents annualized loan prepayment rate assumption.
2Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2025 and December 31, 2024, is presented in the following table.

(dollars in thousands)	June 30, 2025	December 31, 2024
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(300)	$(306)
Decrease in fair value from 50 bps adverse change	(593)	(606)
Discount Rate
Decrease in fair value from 25 bps adverse change	(275)	(282)
Decrease in fair value from 50 bps adverse change	(544)	(558)
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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $224.4 million and $233.2 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.
Unfunded Commitments
As of June 30, 2025, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2025	$35,076
2026	61,293
2027	1,871
2028	269
2029	235
Thereafter	15,070
Total Unfunded Commitments	$113,814
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$533	$1,137	$1,066	$2,274
Amortization Expense in Provision for Income Taxes	557	1,119	1,114	2,239
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$8,844	$6,210	$17,688	$12,420
Amortization Expense in Provision for Income Taxes	7,491	5,348	14,982	10,695
There were no impairment losses related to LIHTC investments during the six months ended June 30, 2025 and 2024.

Note 6.  Securities Sold Under Agreements to Repurchase
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2025 and December 31, 2024, by collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2024
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$50,000	$50,000	$100,000
The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2025 and December 31, 2024. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10. Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
June 30, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$94,597	$—	$94,597	$11,795	$82,802	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	11,795	—	11,795	11,795	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
Total Repurchase Agreements	$50,000	$—	$50,000	$—	$50,000	$—
December 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$141,571	$—	$141,571	$5,446	$136,125	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,446	—	5,446	5,446	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
Total Repurchase Agreements	$100,000	$—	$100,000	$—	$100,000	$—
1The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $56.0 million and $109.5 million as of June 30, 2025 and December 31, 2024, respectively.

Note 7.  Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$19,927	$5,281	$14,646
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,884	1,560	4,324
Net Unrealized Gains on Investment Securities	25,811	6,841	18,970
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	317	84	233
Other Comprehensive Income	$26,128	$6,925	$19,203
Three Months Ended June 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$6,022	$1,595	$4,427
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	6,294	1,669	4,625
Net Unrealized Gains on Investment Securities	12,316	3,264	9,052
Defined Benefit Plans:
Amortization of Net Actuarial Losses	291	78	213
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	230	62	168
Other Comprehensive Income	$12,546	$3,326	$9,220
Six Months Ended June 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$47,920	$12,699	$35,221
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	11,578	3,069	8,509
Net Unrealized Gains on Investment Securities	59,498	15,768	43,730
Defined Benefit Plans:
Amortization of Net Actuarial Losses	755	200	555
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	632	167	465
Other Comprehensive Income	$60,130	$15,935	$44,195
Six Months Ended June 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$17,426	$4,619	$12,807
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	12,496	3,313	9,183
Net Unrealized Gains on Investment Securities	29,922	7,932	21,990
Defined Benefit Plans:
Amortization of Net Actuarial Losses	582	155	427
Amortization of Prior Service Credit	(122)	(32)	(90)
Defined Benefit Plans, Net	460	123	337
Other Comprehensive Income	$30,382	$8,055	$22,327
The amortization of unrealized holding losses on HTM securities relate to the Company’s reclassification of AFS investment securities to the HTM category and will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2025
Balance at Beginning of Period	$(168,655)	$(126,578)	$(23,164)	$(318,397)
Other Comprehensive Income Before Reclassifications	14,646	—	—	14,646
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,324	233	4,557
Total Other Comprehensive Income	14,646	4,324	233	19,203
Balance at End of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)

Three Months Ended June 30, 2024
Balance at Beginning of Period	$(216,027)	$(144,463)	$(23,091)	$(383,581)
Other Comprehensive Income Before Reclassifications	4,427	—	—	4,427
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,625	168	4,793
Total Other Comprehensive Income	4,427	4,625	168	9,220
Balance at End of Period	$(211,600)	$(139,838)	$(22,923)	$(374,361)

Six Months Ended June 30, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	35,221	—	—	35,221
Amounts Reclassified from Accumulated Other Comprehensive Income	—	8,509	465	8,974
Total Other Comprehensive Income	35,221	8,509	465	44,195
Balance at End of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)

Six Months Ended June 30, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income Before Reclassifications	12,807	—	—	12,807
Amounts Reclassified from Accumulated Other Comprehensive Income	—	9,183	337	9,520
Total Other Comprehensive Income	12,807	9,183	337	22,327
Balance at End of Period	$(211,600)	$(139,838)	$(22,923)	$(374,361)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,884)	$(6,294)	Interest Income
	1,560	1,669	Provision for Income Tax
	(4,324)	(4,625)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	61
Net Actuarial Losses [2]	(378)	(291)
	(317)	(230)	Total Before Tax
	84	62	Provision for Income Tax
	(233)	(168)	Net of Tax

Total Reclassifications for the Period	$(4,557)	$(4,793)	Net of Tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(11,578)	$(12,496)	Interest Income
	3,069	3,313	Provision for Income Tax
	(8,509)	(9,183)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	123	122
Net Actuarial Losses [2]	(755)	(582)
	(632)	(460)	Total Before Tax
	167	123	Provision for Income Tax
	(465)	(337)	Net of Tax

Total Reclassifications for the Period	$(8,974)	$(9,520)	Net of Tax
1Amounts in parentheses indicate reductions to net income.
2These accumulated other comprehensive income components are included in the computation of net periodic benefit cost and are included in other noninterest expense in the unaudited consolidated statements of income.

Note 8.  Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net Income Available to Common Shareholders	$42,368	$32,114	$81,084	$66,536

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,622,998	39,450,551	39,588,916	39,400,452
Dilutive Effect of Equity Based Awards	272,095	168,154	299,378	218,322
Weighted Average Common Shares Outstanding - Diluted	39,895,093	39,618,705	39,888,294	39,618,774

Earnings Per Common Share:
Basic	$1.07	$0.81	$2.05	$1.69
Diluted	$1.06	$0.81	$2.03	$1.68

Antidilutive Restricted Stock Outstanding	49,572	11,272	31,992	11,272
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

Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 317 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.
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
Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. The cost allocation is included in Other Noninterest Expense in the following table.

Selected business segment financial information as of and for the three and six months ended June 30, 2025 and 2024, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2025
Net Interest Income (Expense)	$95,339	$53,949	$(19,605)	$129,683
Provision for (Recapture of) Credit Losses	2,619	(1)	632	3,250
Net Interest Income (Expense) After Provision for Credit Losses	92,720	53,950	(20,237)	126,433
Noninterest Income	33,981	6,164	4,650	44,795
Salaries and Benefits	21,032	4,937	35,339	61,308
Net Occupancy	7,142	402	2,955	10,499
Other Noninterest Expense	58,629	13,535	(33,188)	38,976
Noninterest Expense	86,803	18,874	5,106	110,783
Income (Loss) Before Provision for Income Taxes	39,898	41,240	(20,693)	60,445
Provision (Benefit) for Income Taxes	10,161	10,546	(7,899)	12,808
Net Income (Loss)	$29,737	$30,694	$(12,794)	$47,637
Total Assets as of June 30, 2025	$8,228,766	$6,139,748	$9,341,238	$23,709,752

Three Months Ended June 30, 2024 ¹
Net Interest Income (Expense)	$98,205	$50,885	$(34,244)	$114,846
Provision for (Recapture of) Credit Losses	2,873	473	(946)	2,400
Net Interest Income (Expense) After Provision for Credit Losses	95,332	50,412	(33,298)	112,446
Noninterest Income	33,653	6,698	1,736	42,087
Salaries and Benefits	20,157	5,085	31,791	57,033
Net Occupancy	6,748	421	3,390	10,559
Other Noninterest Expense	60,106	12,504	(30,976)	41,634
Noninterest Expense	87,011	18,010	4,205	109,226
Income (Loss) Before Provision for Income Taxes	41,974	39,100	(35,767)	45,307
Provision (Benefit) for Income Taxes	10,685	9,887	(9,348)	11,224
Net Income (Loss)	$31,289	$29,213	$(26,419)	$34,083
Total Assets as of June 30, 2024	$8,357,830	$5,835,399	$9,107,539	$23,300,768
1.Certain prior period information has been reclassified to conform to current presentation.

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Six Months Ended June 30, 2025
Net Interest Income (Expense)	$190,963	$109,523	$(44,996)	$255,490
Provision for (Recapture of) Credit Losses	5,914	1,107	(521)	6,500
Net Interest Income (Expense) After Provision for Credit Losses	185,049	108,416	(44,475)	248,990
Noninterest Income	67,479	13,898	7,476	88,853
Salaries and Benefits	42,137	10,297	71,758	124,192
Net Occupancy	14,209	802	6,047	21,058
Other Noninterest Expense	116,831	27,417	(68,256)	75,992
Noninterest Expense	173,177	38,516	9,549	221,242
Income (Loss) Before Provision for Income Taxes	79,351	83,798	(46,548)	116,601
Provision (Benefit) for Income Taxes	20,162	21,415	(16,598)	24,979
Net Income (Loss)	$59,189	$62,383	$(29,950)	$91,622
Total Assets as of June 30, 2025	$8,228,766	$6,139,748	$9,341,238	$23,709,752

Six Months Ended June 30, 2024 ¹
Net Interest Income (Expense)	$195,199	$102,378	$(68,793)	$228,784
Provision for (Recapture of) Credit Losses	5,160	467	(1,227)	4,400
Net Interest Income (Expense) After Provision for Credit Losses	190,039	101,911	(67,566)	224,384
Noninterest Income	65,635	13,492	5,245	84,372
Salaries and Benefits	41,074	10,601	63,573	115,248
Net Occupancy	13,612	868	6,535	21,015
Other Noninterest Expense	115,030	25,184	(61,392)	78,822
Noninterest Expense	169,716	36,653	8,716	215,085
Income (Loss) Before Provision for Income Taxes	85,958	78,750	(71,037)	93,671
Provision (Benefit) for Income Taxes	21,865	19,895	(18,563)	23,197
Net Income (Loss)	$64,093	$58,855	$(52,474)	$70,474
Total Assets as of June 30, 2024	$8,357,830	$5,835,399	$9,107,539	$23,300,768
1Certain prior period information has been reclassified to conform to current presentation.
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

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2025, and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$2,200,000	$(13,140)	$2,000,000	$2,738
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	1,341	37	1,534	34
Forward Commitments	3,082	(8)	3,517	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,165,596	(82,906)	2,123,665	(136,218)
Pay Fixed/Receive Variable Swaps	2,165,596	82,802	2,123,665	136,125
Conversion Rate Swap Agreements [2]	108,069	NA	96,466	NA
Makewhole Agreements [3]	49,161	NA	65,763	NA
1As of June 30, 2025 and December 31, 2024, the amounts presented in the table above exclude forward starting swaps with notional values of $600 million and $300 million, respectively, and fair values of $1.3 million and $4.7 million, respectively. These swaps are scheduled to begin between August 2025 and August 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.
The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$106,288	$106,392	$146,923	$147,016
Designated as Hedging Instruments	1,898	13,747	14,507	7,039
	108,186	120,139	161,430	154,055
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	37	—	34	—
Forward Commitments	—	8	9	3
Total Derivatives	$108,223	$120,147	$161,473	$154,058
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are recognized on the Company's unaudited consolidated statements of condition at fair value.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Location of Net Gains (Losses) Recognized in the Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$(1,828)	$3,082	$(7,490)	$19,975
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	1,823	(3,145)	7,497	(20,147)
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	(20)	2,736	(22)	5,457
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	(3,447)	4,222	(11,826)	26,824
Recognized on Hedged Item	Interest and Fees on Loans and Leases	3,417	(4,308)	11,789	(27,060)
Net Cash Settlements	Interest and Fees on Loans and Leases	1,976	3,367	3,509	6,715
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	52	122	252	245
Forward Commitments	Mortgage Banking	31	119	(4)	215
Interest Rate Swap Agreements	Other Noninterest Income	9	10	(10)	53
Conversion Rate Swap Agreements	Investment Securities Gains (Losses), Net	15	—	(563)	—
Total		$2,028	$6,205	$3,132	$12,277
The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of June 30, 2025 and December 31, 2024:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Investment Securities, Available-for-Sale [1]	$1,207,091	$999,594	$7,091	$(406)
Loans and Leases [2]	1,604,459	1,292,670	4,459	(7,330)
1These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2025 and December 31, 2024, the fair value of the closed portfolios used in these hedging relationships was $1.6 billion and $1.7 billion, respectively.
2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.9 billion and $3.0 billion, respectively.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $82.8 million and $136.1 million as of June 30, 2025 and December 31, 2024, respectively.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into conversion rate swap agreements with the buyers that require payment to the buyers in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyers would be required to make payment to the Company. As of June 30, 2025 and December 31, 2024, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.
Makewhole Agreements
In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreements described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2025 and December 31, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
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
Note 11.  Commitments and Contingencies
The Company’s credit commitments as of June 30, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Unfunded Commitments to Extend Credit	$3,096,145	$3,128,272
Standby Letters of Credit	93,256	96,484
Commercial Letters of Credit	9,432	9,339
Total Credit Commitments	$3,198,833	$3,234,095

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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $77.7 million secured certain specifically identified standby letters of credit as of June 30, 2025. As of June 30, 2025, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.
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
Deferred Compensation Plan Assets
Deferred Compensation Plan Assets are recorded at fair value on a recurring basis and are primarily comprised of mutual funds that are valued using quoted prices available in active markets. Thus, the Company’s investments related to deferred compensation arrangements are classified as Level 1 measurements in the fair value hierarchy.
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
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate (“SOFR”). Thus, the fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2025 and December 31, 2024, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represent the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2025, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$133,946	$109,769	$—	$243,715
Debt Securities Issued by States and Political Subdivisions	—	65,960	—	65,960
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	985	—	985
Debt Securities Issued by Corporations	—	728,842	—	728,842
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,097,369	—	1,097,369
Commercial - Government Agencies or Sponsored Enterprises	—	332,461	—	332,461
Commercial - Non Agency	—	36,007	—	36,007
Total Collateralized Mortgage Obligations	—	1,465,837	—	1,465,837
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	606,165	—	606,165
Total Investment Securities Available-for-Sale	133,946	2,977,558	—	3,111,504
Loans Held for Sale	—	1,867	—	1,867
Mortgage Servicing Rights	—	—	619	619
Deferred Compensation Plan Assets	14,569	—	—	14,569
Derivatives [1]	—	108,186	37	108,223
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2025	$148,515	$3,087,611	$656	$3,236,782
Liabilities:
Derivatives [1]	$—	$120,147	$—	$120,147
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2025	$—	$120,147	$—	$120,147
December 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,389	$98,683	$—	$249,072
Debt Securities Issued by States and Political Subdivisions	—	63,859	—	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	671,675	—	671,675
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	935,220	—	935,220
Commercial - Government Agencies or Sponsored Enterprises	—	283,474	—	283,474
Total Collateralized Mortgage Obligations	—	1,218,694	—	1,218,694
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	484,764	—	484,764
Total Investment Securities Available-for-Sale	150,389	2,539,139	—	2,689,528
Loans Held for Sale	—	2,150	—	2,150
Mortgage Servicing Rights	—	—	647	647
Deferred Compensation Plan Assets	18,155	—	—	18,155
Derivatives [1]	—	161,439	34	161,473
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2024	$168,544	$2,702,728	$681	$2,871,953
Liabilities:
Derivatives [1]	$—	$154,058	$—	$154,058
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024	$—	$154,058	$—	$154,058
1The fair value of each class of derivatives is shown in Note 10. Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of June 30, 2025 and December 31, 2024, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three and six months ended June 30, 2025 and 2024.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2025
Loans Held for Sale	$1,867	$1,832	$35
December 31, 2024
Loans Held for Sale	$2,150	$2,109	$41
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and six months ended June 30, 2025 and 2024, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,441,353	$3,754,794	$121,178	$3,633,616	$—
Loans	13,700,594	13,073,565	—	—	13,073,565
Financial Instruments - Liabilities
Time Deposits	3,037,995	3,028,864	—	3,028,864	—
Securities Sold Under Agreements to Repurchase	50,000	51,619	—	51,619	—
Other Debt [1]	550,000	545,556	—	545,556	—
December 31, 2024
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,618,543	$3,820,882	$116,941	$3,703,941	$—
Loans	13,777,756	12,908,626	—	—	12,908,626
Financial Instruments – Liabilities
Time Deposits	3,059,575	3,050,583	—	3,050,583	—
Securities Sold Under Agreements to Repurchase	100,000	101,478	—	101,478	—
Other Debt [1]	550,000	538,808	—	538,808	—
1Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the second quarter of 2025, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2024 fiscal year, as well as the year-to-year comparison between fiscal years 2024 and 2023, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025.
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
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (28) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (29) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (30) The soundness of other financial institutions may adversely impact our financial condition or results of operations; (31) We have experienced increases in FDIC insurance assessments; and (32) Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations and projections include but are not limited to those described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our most recent Annual Report on Form 10-K and in subsequent SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.
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
Hawai‘i Economy
Although Hawai‘i’s economy began the year with modest gains in tourism and labor growth, as of June 30, 2025 we believe that expansive changes to federal policy may negatively impact our local economy. The impact of actual and threatened US tariffs, large-scale federal layoffs, and volatile immigration and fiscal policies have weakened consumer confidence and are expected to create headwinds in the Hawai‘i tourism sector. Construction remains a relative bright spot as of June 30, 2025, but tariffs on imported materials and labor are expected to cause construction employment to recede in the coming years. Hawai‘i’s unemployment rate was 2.8% in June 2025, which was below the U.S. unemployment rate of 4.1%.
For the first six months of 2025, the median price of single-family home and condominium sales on Oahu increased by 6.0% and decreased by 0.5%, respectively, compared to the same period in 2024. The volume of single-family homes sales on Oahu decreased 2.1% and condominium sales decreased 6.0% compared to the same period in 2024. Inventory of single-family homes and condominiums on Oahu was 3.7 months and 7.0 months, respectively, for the second quarter of 2025.
Earnings Summary
Net income for the second quarter of 2025 was $47.6 million, an increase of $13.6 million or 40% compared to the same period in 2024. Diluted earnings per common share was $1.06 for the second quarter of 2025, an increase of $0.25 or 31% compared to the same period in 2024.
•The return on average common equity for the second quarter of 2025 was 12.50% compared with 10.41% in the same quarter of 2024.
•Net interest income for the second quarter of 2025 was $129.7 million, an increase of 13% compared to the same period last year.
•Net interest margin was 2.39% in the second quarter of 2025, an increase of 24 basis points from the same period in 2024.
•The provision for credit losses for the second quarter of 2025 and 2024 was $3.3 million and $2.4 million, respectively.
•Noninterest income was $44.8 million in the second quarter of 2025, an increase of 6% compared to the same period last year.
•Noninterest expense was $110.8 million in the second quarter of 2025, an increase of 1% compared to the same period last year.
•The effective tax rate for the second quarter of 2025 was 21.19% compared with 24.77% compared to the same period last year.
The balance sheet remained stable during the second quarter of 2025. We experienced a modest decline in loans, while deposits slightly increased.
•Total assets were $23.7 billion as of June 30, 2025, an increase of 0.5% from December 31, 2024.
•Total loans and leases were $14.0 billion as of June 30, 2025, a decrease of 0.52% from December 31, 2024.
•The allowance for credit losses on loans and leases was $148.5 million as of June 30, 2025, flat from December 31, 2024. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.06% at the end of the quarter, flat from December 31, 2024.
•Net loan and lease charge-offs during the second quarter of 2025 were $2.6 million or 7 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the second quarter of 2025 were comprised of charge-offs of $4.0 million partially offset by recoveries of $1.4 million. Compared to the same quarter of 2024, net loan and lease charge-offs decreased by $0.8 million or 3 basis points annualized on total average loans and leases outstanding.

•Total non-performing assets (“NPAs”) were $17.9 million as of June 30, 2025, down $1.4 million from December 31, 2024. NPAs were 13 basis points of total loans and leases and foreclosed real estate at the end of the quarter, down 1 basis point from December 31, 2024.
•The investment securities portfolio was $7.6 billion as of June 30, 2025, an increase of 3.3% from December 31, 2024. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises. Floating rate securities represented 18.8% of the investment securities portfolio as of June 30, 2025, compared to 16.5% as of December 31, 2024.
•Total deposits were $20.8 billion as of June 30, 2025 and $20.6 billion as of December 31, 2024.
•Total shareholders’ equity was $1.7 billion as of June 30, 2025, an increase of 4.5% from December 31, 2024.
•No shares of common stock were repurchased under the share repurchase program in the second quarter of 2025. Total remaining buyback authority under the share repurchase program was $126.0 million at June 30, 2025.
•The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on September 15, 2025 to shareholders of record at the close of business on August 29, 2025.
•On July 3, 2025, the Company announced that the Board of Directors declared quarterly dividend payments of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock, Series A, and $20.00 per share, equivalent to $0.5000 per depositary share, on its preferred stock, Series B. The depositary shares representing the Series A Preferred Stock and Series B Preferred Stock are traded on the NYSE under the symbol “BOH.PRA” and “BOH.PRB”, respectively. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on August 1, 2025 to shareholders of record of the preferred stock as of the close of business on July 17, 2025.

Analysis of Unaudited Statements of Income
Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹											Table 1
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$353.7	$3.8	4.27%	$460.1	6.1	5.28%	$426.4	$9.3	4.33%	$460.4	$12.3	5.28%
Investment Securities
Available-for-Sale
Taxable	2,987.2	26.7	3.58	2,308.3	21.5	3.73	2,889.3	50.8	3.53	2,344.3	43.2	3.69
Non-Taxable	27.4	0.4	5.85	1.6	0.0	2.01	24.3	0.7	5.77	1.7	0.0	2.00
Held-to-Maturity
Taxable	4,462.1	19.7	1.77	4,837.2	21.4	1.77	4,505.1	39.8	1.77	4,882.0	43.4	1.78
Non-Taxable	34.0	0.2	2.10	34.6	0.2	2.10	34.1	0.4	2.10	34.7	0.4	2.10
Total Investment Securities	7,510.7	47.0	2.50	7,181.7	43.1	2.40	7,452.8	91.7	2.47	7,262.7	87.0	2.40
Loans Held for Sale	2.2	0.0	5.66	1.4	0.0	6.30	2.2	0.1	5.87	1.8	0.1	6.22
Loans and Leases [3]
Commercial Mortgage	4,025.2	53.7	5.35	3,723.6	51.6	5.57	4,020.3	106.2	5.33	3,720.1	102.1	5.52
Commercial and Industrial	1,668.1	21.1	5.07	1,692.7	22.4	5.32	1,685.8	42.3	5.06	1,678.0	44.5	5.33
Construction	366.2	6.7	7.30	321.3	6.3	7.85	352.4	12.7	7.26	314.6	11.8	7.57
Commercial Lease Financing	93.4	1.0	4.07	59.3	0.3	2.28	92.3	1.8	3.95	58.8	0.6	2.08
Residential Mortgage	4,626.5	45.6	3.95	4,595.2	45.6	3.97	4,621.6	90.5	3.91	4,622.6	90.7	3.92
Home Equity	2,141.5	23.3	4.37	2,231.7	21.8	3.92	2,147.9	45.8	4.30	2,240.9	42.9	3.85
Automobile	730.1	9.4	5.19	813.5	9.1	4.52	741.3	18.8	5.10	822.2	18.0	4.41
Other	398.0	7.5	7.53	394.5	6.8	6.95	394.0	14.6	7.47	393.1	13.3	6.80
Total Loans and Leases	14,049.0	168.3	4.80	13,831.8	163.9	4.76	14,055.6	332.7	4.76	13,850.3	323.9	4.70
Other	65.2	1.1	6.72	62.5	1.2	7.18	65.2	2.1	6.70	62.4	2.0	6.70
Total Earning Assets	21,980.8	220.2	4.01	21,537.5	214.3	3.99	22,002.2	435.9	3.98	21,637.6	425.3	3.94
Non-Earning Assets	1,616.2			1,607.6			1,615.2			1,575.7
Total Assets	$23,597.0			$23,145.1			$23,617.4			$23,213.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,705.5	$7.6	0.82%	$3,788.5	$8.8	0.94%	$3,739.2	$14.7	0.79%	$3,776.3	$16.5	0.88%
Savings	8,578.6	48.1	2.25	8,259.2	52.0	2.53	8,561.7	95.2	2.24	8,195.3	101.4	2.49
Time	3,050.0	26.8	3.52	2,935.9	30.7	4.20	3,043.7	54.3	3.60	3,008.5	62.7	4.19
Total Interest-Bearing Deposits	15,334.1	82.5	2.16	14,983.6	91.5	2.46	15,344.6	164.2	2.16	14,980.1	180.6	2.42
Securities Sold Under Agreements to Repurchase	50.0	0.5	3.88	121.9	1.2	3.83	63.3	1.2	3.88	136.2	2.6	3.83
Other Debt	558.3	5.9	4.23	563.4	6.0	4.26	568.2	11.9	4.23	561.8	11.9	4.25
Total Interest-Bearing Liabilities	15,942.4	88.9	2.24	15,668.9	98.7	2.53	15,976.1	177.3	2.24	15,678.1	195.1	2.50
Net Interest Income		$131.3			$115.6			$258.6			$230.2
Interest Rate Spread			1.77			1.46			1.74			1.44
Net Interest Margin			2.39			2.15			2.36			2.13
Noninterest-Bearing Demand Deposits	5,365.6			5,374.8			5,340.1			5,470.9
Other Liabilities	584.6			662.9			611.1			637.0
Shareholders' Equity	1,704.4			1,438.5			1,690.1			1,427.3
Total Liabilities and Shareholders' Equity	$23,597.0			$23,145.1			$23,617.4			$23,213.3
1Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.6 million and $3.1 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively.
3Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis						Table 2
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to June 30, 2024			Compared to June 30, 2024
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$(1.3)	$(1.0)	$(2.3)	$(0.9)	$(2.1)	$(3.0)
Investment Securities
Available-for-Sale
Taxable	6.1	(0.9)	5.2	9.6	(2.0)	7.6
Non-Taxable	0.4	0.0	0.4	0.6	0.1	0.7
Held-to-Maturity
Taxable	(1.7)	(0.1)	(1.8)	(3.3)	(0.3)	(3.6)
Non-Taxable	0.0	—	0.0	0.0	—	0.0
Total Investment Securities	4.8	(1.0)	3.8	6.9	(2.2)	4.7
Loans Held for Sale	0.0	0.0	0.0	0.0	0.0	0.0
Loans and Leases
Commercial Mortgage	4.2	(2.1)	2.1	7.8	(3.7)	4.1
Commercial and Industrial	(0.3)	(1.0)	(1.3)	0.2	(2.4)	(2.2)
Construction	0.9	(0.5)	0.4	1.4	(0.5)	0.9
Commercial Lease Financing	0.5	0.2	0.7	0.9	0.3	1.2
Residential Mortgage	0.3	(0.3)	0.0	0.0	(0.2)	(0.2)
Home Equity	(0.9)	2.4	1.5	(1.9)	4.8	2.9
Automobile	(1.0)	1.3	0.3	(1.8)	2.6	0.8
Other	0.1	0.6	0.7	0.0	1.3	1.3
Total Loans and Leases	3.8	0.6	4.4	6.6	2.2	8.8
Other	0.2	(0.3)	(0.1)	0.1	0.0	0.1
Total Change in Interest Income	7.5	(1.7)	5.8	12.7	(2.1)	10.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.2)	(1.0)	(1.2)	(0.2)	(1.6)	(1.8)
Savings	2.0	(5.9)	(3.9)	4.3	(10.5)	(6.2)
Time	1.2	(5.1)	(3.9)	0.7	(9.1)	(8.4)
Total Interest-Bearing Deposits	3.0	(12.0)	(9.0)	4.8	(21.2)	(16.4)
Securities Sold Under Agreements to Repurchase	(0.7)	0.0	(0.7)	(1.4)	0.0	(1.4)
Other Debt	0.0	(0.1)	(0.1)	0.1	(0.1)	0.0
Total Change in Interest Expense	2.3	(12.1)	(9.8)	3.5	(21.3)	(17.8)

Change in Net Interest Income	$5.2	$10.4	$15.6	$9.2	$19.2	$28.4
1The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
The average balance of our earning assets for the three and six months ended June 30, 2025 increased by $443.3 million or 2% and $364.6 million or 2%, respectively, compared to the same periods in 2024. These increases were due to increases in the average balances of available-for-sale investment securities and commercial mortgage loans. As compared to the same periods last year, yields on our investment securities portfolio increased by 10 and 7 basis points during the three and six months ended

June 30, 2025, respectively, primarily due to the amortization of lower yielding investments being reinvested into new investments at higher current interest rates. This increase was partially offset by lower income earned from interest rate swaps that hedge a portion of our available-for-sale (“AFS”) securities portfolio. Yields on our loan and lease portfolio increased by 4 and 6 basis points during the three and six months ended June 30, 2025, respectively, primarily due to higher rates on home equity lines and residential mortgages originated partially offset by the impact of interest rate swaps that hedge our residential mortgage portfolio.
The average balance of our interest-bearing liabilities for the three and six months ended June 30, 2025 increased by $273.5 million or 2% and $364.5 million or 2%, respectively, compared to the same periods in 2024 primarily due to an increase in savings deposits. As compared to the same periods last year, the cost of our interest-bearing liabilities decreased by 29 and 26 basis points during the three and six months ended June 30, 2025, respectively, primarily due to a decrease in the prevailing interest rate environment, which was driven by 100 basis points of interest rate cuts by the Federal Open Market Committee in late 2024.
Noninterest Income
Table 3 presents the components of noninterest income.

Noninterest Income								Table 3
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change	2025	2024	Dollar Change	Percent Change
Fees, Exchange, and Other Service Charges	$14,383	$13,769	$614	4.5%	$28,820	$27,892	$928	3.3%
Trust and Asset Management	12,097	12,223	(126)	(1.0)	23,838	23,412	426	1.8
Service Charges on Deposit Accounts	8,119	7,730	389	5.0	16,378	15,677	701	4.5
Bank-Owned Life Insurance	3,714	3,396	318	9.4	7,325	6,752	573	8.5
Annuity and Insurance	1,437	1,583	(146)	(9.2)	2,992	2,629	363	13.8
Mortgage Banking	849	1,028	(179)	(17.4)	1,837	1,979	(142)	(7.2)
Investment Securities Losses, Net	(1,126)	(1,601)	475	(29.7)	(2,733)	(3,098)	365	(11.8)
Other Income	5,322	3,959	1,363	34.4	10,396	9,129	1,267	13.9
Total Noninterest Income	$44,795	$42,087	$2,708	6.4%	$88,853	$84,372	$4,481	5.3%
Other income increased by $1.4 million or 34.4% in the second quarter of 2025 and $1.3 million or 13.9% for the first six months of 2025 compared to the same periods last year. These increases were primarily due to a gain on sale of an other real estate owned (“OREO”) property and the recovery of a previously charge-off bank-owned life insurance policy.

Noninterest Expense
Table 4 presents the components of noninterest expense.

Noninterest Expense								Table 4
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change	2025	2024	Dollar Change	Percent Change
Salaries	$39,644	$38,662	$982	2.5%	$77,886	$76,693	$1,193	1.6%
Incentive Compensation	5,067	3,109	1,958	63.0	10,640	6,199	4,441	71.6
Retirement and Other Benefits	3,894	3,961	(67)	(1.7)	8,955	8,260	695	8.4
Share-Based Compensation	3,668	3,296	372	11.3	7,169	7,095	74	1.0
Medical, Dental, and Life Insurance	3,610	3,211	399	12.4	8,147	6,423	1,724	26.8
Payroll Taxes	2,998	3,070	(72)	(2.3)	7,764	7,800	(36)	(0.5)
Separation Expense	1,374	785	589	75.0	1,455	1,267	188	14.8
Commission Expense	1,053	939	114	12.1	2,176	1,511	665	44.0
Total Salaries and Benefits	61,308	57,033	4,275	7.5	124,192	115,248	8,944	7.8
Net Occupancy	10,499	10,559	(60)	(0.6)	21,058	21,015	43	0.2
Net Equipment	9,977	10,355	(378)	(3.7)	20,169	20,458	(289)	(1.4)
Data Processing	5,456	4,745	711	15.0	10,723	9,515	1,208	12.7
Professional Fees	4,263	4,929	(666)	(13.5)	8,527	9,606	(1,079)	(11.2)
FDIC Insurance	3,640	7,170	(3,530)	(49.2)	5,282	10,784	(5,502)	(51.0)
Other Expense:
Advertising	1,876	1,701	175	10.3	4,039	3,634	405	11.1
Merchant Transaction and Card Processing Fees	1,685	1,645	40	2.4	3,426	3,310	116	3.5
Delivery and Postage Services	1,665	1,749	(84)	(4.8)	3,345	3,381	(36)	(1.1)
Mileage Program Travel	1,044	1,030	14	1.4	2,105	2,133	(28)	(1.3)
Broker's Charges	651	446	205	46.0	1,250	811	439	54.1
Other	8,719	7,864	855	10.9	17,126	15,190	1,936	12.7
Total Other Expense	15,640	14,435	1,205	8.3	31,291	28,459	2,832	10.0
Total Noninterest Expense	$110,783	$109,226	$7,037	6.4%	$221,242	$215,085	$17,933	8.3%
Total salaries and benefits expense increased by $4.3 million or 7.5% in the second quarter of 2025, primarily due to an increase in incentive compensation, base salaries, and separation expense. Total salaries and benefits expense increased by $8.9 million or 7.8% for the first six months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in incentive compensation, medical, dental, and life insurance, and base salaries.
Data processing fees increased by $0.7 million or 15.0% in the second quarter of 2025 and by $1.2 million or 12.7% for the first six months of 2025 compared to the same periods in 2024, primarily due to an increase in data service fees, the commencement of amortization of our online banking platform, and an increase in debit card transactions.

Professional fees decreased by $0.7 million or 13.5% in the second quarter of 2025 and by $1.1 million or 11.2% for the first six months of 2025 compared to the same periods in 2024, primarily due to a decrease in consulting fees and reduction in outsourcing of various support functions.
FDIC insurance expense decreased by $3.5 million or 49.2% in the second quarter of 2025 compared to the same period in 2024, primarily due to a FDIC special assessment charge in the second quarter of 2024. For the first six months of 2025, FDIC insurance expense decreased by $5.5 million or 51.0% compared to the same period in 2024, primarily due to a partial recovery of the FDIC special assessment in the first quarter of 2025.
Total other expense increased by $1.2 million or 8.3% in the second quarter of 2025 and by $2.8 million or 10.0% for the first six months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in operational losses, advertising expenses, and broker's charges.

Provision for Income Taxes
Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for Income Taxes	$12,808	$11,224	$24,979	$23,197
Effective Tax Rates	21.2%	24.8%	21.4%	24.8%
The provision for income taxes was $12.8 million in the second quarter of 2025, an increase of $1.6 million compared to the same period in 2024. The effective tax rate for the second quarter of 2025 was 21.2%, a decrease from 24.8% for the same period in 2024. The lower effective tax rate in the second quarter of 2025 compared to the same period in 2024 was primarily due to a decrease in tax expense from discrete items and an increase in tax-exempt investment income.

The provision for income taxes was $25.0 million in the first six months of 2025, an increase of $1.8 million compared to the same period in 2024. The effective tax rate for the first six months of 2025 was 21.4%, a decrease from 24.8% for the same period in 2024. The lower effective tax rate for the first six months of 2025 compared to the same period in 2024 was due to a decrease in tax expense from discrete items and an increase in tax-exempt investment income.

Analysis of Unaudited Statements of Condition
Investment Securities
The carrying value of our investment securities portfolio was $7.6 billion and $7.3 billion as of June 30, 2025 and December 31, 2024, respectively. The increase was primarily due to the purchase of $517.1 million in available-for-sale investment securities during the six months ended June 30, 2025, of which $259.1 million were floating rate securities. The increase was partially offset by the amortization of existing securities. Floating rate securities represented 18.8% of the investment securities portfolio as of June 30, 2025, compared to 16.5% as of December 31, 2024.
We continually evaluate our investment securities portfolio in conjunction with our response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, adjust hedge positions, and change the proportion of investments made into the AFS and held-to-maturity (“HTM”) investment categories.
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac represent the largest concentration in our portfolio. As of June 30, 2025, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided.
Net unrealized losses in our AFS and HTM investment securities were $0.9 billion as of June 30, 2025 and $1.1 billion as of December 31, 2024. See Note 2 Investment Securities to the unaudited Consolidated Financial Statements for more information.
Loans and Leases
Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,038,956	$4,020,622	$18,334	0.5%
Commercial and Industrial	1,597,560	1,705,133	(107,573)	(6.3)
Construction	374,768	308,898	65,870	21.3
Lease Financing	92,842	90,756	2,086	2.3
Total Commercial	6,104,126	6,125,409	(21,283)	(0.3)
Consumer
Residential Mortgage	4,637,014	4,628,283	8,731	0.2
Home Equity	2,139,025	2,165,514	(26,489)	(1.2)
Automobile	715,688	764,146	(48,458)	(6.3)
Other	406,325	392,628	13,697	3.5
Total Consumer	7,898,052	7,950,571	(52,519)	(0.7)
Total Loans and Leases	$14,002,178	$14,075,980	$(73,802)	(0.5)%

Total loans and leases as of June 30, 2025 decreased by $73.8 million or 0.5% from December 31, 2024 due to reductions in both our commercial and consumer loans.
Commercial loans and leases as of June 30, 2025 decreased by $21.3 million or 0.3% from December 31, 2024, primarily due to a decline in commercial and industrial loans, which decreased by $107.6 million or 6.3% largely as a result of paydowns. This was partially offset by construction loans, which increased by $65.9 million or 21.3%, primarily due to increased construction activity during the quarter. Consumer loans and leases as of June 30, 2025 decreased by $52.5 million or 0.7% from December 31, 2024, primarily due to paydowns in our home equity portfolio and a slowdown in production for our automobile loans.

Table 6a presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 6a
	June 30, 2025			December 31, 2024
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$989,140	25%	—%	$1,025,247	25%	—%
Industrial	740,203	18	40	724,645	18	42
Lodging	722,915	18	—	676,350	17	—
Retail	700,139	17	3	704,780	18	3
Office	376,537	9	20	371,474	9	20
Other [1]	510,022	13	26	518,126	13	26
Total Commercial Mortgage	$4,038,956	100%	13%	$4,020,622	100%	13%
1.Amount includes unamortized loan origination fees.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2025
Commercial
Commercial Mortgage	$3,607,929	$255,719	$174,883	$425	$4,038,956
Commercial and Industrial	1,381,481	137,052	68,422	10,605	1,597,560
Construction	374,768	—	—	—	374,768
Lease Financing	92,499	—	343	—	92,842
Total Commercial	5,456,677	392,771	243,648	11,030	6,104,126
Consumer
Residential Mortgage	4,560,931	5,429	70,361	293	4,637,014
Home Equity	2,094,326	38	44,661	—	2,139,025
Automobile	568,571	—	114,921	32,196	715,688
Other	350,262	—	53,706	2,357	406,325
Total Consumer	7,574,090	5,467	283,649	34,846	7,898,052
Total Loans and Leases	$13,030,767	$398,238	$527,297	$45,876	$14,002,178
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

December 31, 2024
Commercial
Commercial Mortgage	$3,534,658	$297,758	$187,777	$429	$4,020,622
Commercial and Industrial	1,493,386	139,968	62,824	8,955	1,705,133
Construction	308,898	—	—	—	308,898
Lease Financing	90,260	—	496	—	90,756
Total Commercial	5,427,202	437,726	251,097	9,384	6,125,409
Consumer
Residential Mortgage	4,553,553	5,469	68,932	329	4,628,283
Home Equity	2,119,548	41	45,925	—	2,165,514
Automobile	601,359	—	125,331	37,456	764,146
Other	336,718	—	47,279	8,631	392,628
Total Consumer	7,611,178	5,510	287,467	46,416	7,950,571
Total Loans and Leases	$13,038,380	$443,236	$538,564	$55,800	$14,075,980
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%
1For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.

Our commercial and consumer lending activities are concentrated primarily in Hawai‘i and the West Pacific. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawai‘i.

Other Assets
Table 8 presents the major components of other assets.

Other Assets				Table 8
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar Change	Percent Change
Low-Income Housing and Other Equity Investments	$224,381	$233,202	$(8,821)	(3.8)%
Deferred Tax Assets and Tax Receivable	164,062	172,499	(8,437)	(4.9)
Derivative Financial Instruments	108,223	161,473	(53,250)	(33.0)
Federal Home Loan Bank of Des Moines Stock	34,750	34,750	—	—
Federal Reserve Bank Stock	30,541	30,339	202	0.7
Prepaid Expenses	21,874	22,623	(749)	(3.3)
Deferred Compensation Plan Assets	14,569	18,155	(3,586)	(19.8)
Accounts Receivable	12,641	16,981	(4,340)	(25.6)
Foreclosed Real Estate	342	2,657	(2,315)	(87.1)
Other	40,401	44,279	(3,878)	(8.8)
Total Other Assets	$651,784	$736,958	$(85,174)	(11.6)%
Derivative financial instruments decreased by $53.3 million or 33.0% due to changes in interest rates from December 2024 to June 2025 decreasing the valuation of customer swaps and fair value hedges. Accounts receivable decreased by $4.3 million due to timing of payments and changes in accruals. Deferred compensation plan assets decreased by $3.6 million primarily due to distributions from the executive deferred compensation plan in 2025.
Deposits
Table 9 presents the composition of our deposits by major customer categories.

Deposits				Table 9
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar Change	Percent Change
Consumer	$10,429,271	$10,397,777	$31,494	0.3%
Commercial	8,243,898	8,299,590	(55,692)	(0.7)
Public and Other	2,125,745	1,935,670	190,075	9.8
Total Deposits	$20,798,914	$20,633,037	$165,877	0.8%
Total deposits were $20.8 billion as of June 30, 2025, an increase of $165.9 million or 0.8% from December 31, 2024. Consumer deposits increased by $31.5 million due to increases of $144.4 million in savings deposits and $29.6 million in non-interest bearing deposits, partially offset by a decrease of $142.5 million in interest-bearing deposits. Commercial deposits decreased by $55.7 million primarily from decreases of $97.6 million in core deposits, defined as all deposits exclusive of time deposits, partially offset by an increase of $41.9 million in time deposits. Public and other deposits increased by $190.1 million due to an increase of $208.2 million in interest-bearing deposits, partially offset by a decrease of $18.1 million in non-interest bearing deposits.
Table 10 presents the composition of our savings deposits.

Savings Deposits				Table 10
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar Change	Percent Change
Money Market	$3,347,231	$3,430,047	$(82,816)	(2.4)%
Regular Savings	5,134,097	4,934,869	199,228	4.0
Total Savings Deposits	$8,481,328	$8,364,916	$116,412	1.4%
The increase in Regular Savings was primarily due to increases in consumer deposits of $153.0 million, public deposits of $43.7 million, and commercial deposits of $2.5 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $74.2 million and consumer deposits of $8.6 million.

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	June 30, 2025	December 31, 2024	Change
Remaining maturity:
Three months or less	$716,431	$635,812	$80,619
After three through six months	503,352	365,354	137,998
After six through twelve months	256,740	524,286	(267,546)
After twelve months	151,487	102,795	48,692
Total	$1,628,010	$1,628,247	$(237)
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

Uninsured Deposits Reconciliation		Table 12
(dollars in thousands)	June 30, 2025 [1]	December 31, 2024[2]
Estimated Uninsured Deposits, as Reported in our Call Report	$9,885,632	$9,754,299
Less:
Deposits Collateralized by Government-Backed Securities	(2,003,084)	(1,794,050)
Intercompany Deposits of Wholly-Owned Subsidiaries	(125,395)	(121,932)
Other	(69,432)	(110,995)
Adjusted Uninsured Deposits	$7,687,721	$7,727,322
1Balances presented as of June 30, 2025 are preliminary.
2Balances presented as of December 31, 2024 were revised to reflect changes made in our Call Report.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million and $100.0 million as of June 30, 2025 and December 31, 2024, respectively. In February 2025, a private institution exercised its right to call on a repurchase agreement with a balance of $50.0 million, resulting in its termination. As of June 30, 2025, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 4.38 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.
Other Debt
Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	8,226	8,274	(48)
Total	$558,226	$558,274	$(48)
Analysis of Business Segments
Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Consumer Banking	$29,737	$31,289	$59,189	$64,093
Commercial Banking	30,694	29,213	62,383	58,855
Total	60,431	60,502	121,572	122,948
Treasury and Other	(12,794)	(26,419)	(29,950)	(52,474)
Consolidated Total	$47,637	$34,083	$91,622	$70,474

Consumer Banking
Net income decreased by $1.6 million or 5% in the second quarter of 2025 compared to the same period in 2024, primarily due to a decrease in net interest income. Net interest income decreased by $2.9 million or 3%, primarily due to lower deposit spreads on higher deposit balances.
Net income decreased by $4.9 million or 8% in the first six months of 2025 compared to the same period in 2024, primarily due to a decrease in net interest income, coupled with an increase in noninterest expense and the provision for credit losses. This was partially offset by an increase in noninterest income. Net interest income decreased by $4.2 million or 2%, primarily due to lower deposit spreads on higher deposit balances, as well as lower loan balances. Noninterest expense increased by $3.5 million or 2%, primarily due to higher operational losses, salaries and benefits, and online banking platform costs, and allocated administrative and support unit costs. The provision for credit losses increased by $0.8 million or 15%, primarily due to higher net charge-offs in the auto loan portfolio. Noninterest income increased by $1.8 million or 3%, primarily due to higher monthly service fees, trust and asset management income, credit card commissions, annuity and insurance income, and debit card income.

Commercial Banking
Net income increased by $1.5 million or 5% in the second quarter of 2025 compared to the same period in 2024, primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased by $3.1 million or 6%, primarily due to an increase in loan balances, primarily in commercial mortgages and allocated interest income due to increases in balances and spreads on interest bearing and savings deposits, partially offset by a reduction in noninterest bearing deposit balances. Noninterest income decreased by $0.5 million or 8%, primarily due to lower customer derivative program revenue, partially offset by an increase in merchant revenue. Noninterest expense increased by $0.9 million or 5%, primarily due to higher allocated administrative and support unit expenses, partially offset by lower salaries & benefits and broker charges related to the customer derivative program.

Net income increased by $3.5 million or 6% in the first six months of 2025 compared to the same period in 2024, primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $7.1 million or 7%, primarily due to an increase in loan balances, primarily in commercial mortgages, and an increase in allocated interest income due to increases in balances and spreads on interest bearing and savings deposits, partially offset by a reduction in noninterest bearing deposit balances. Noninterest expense increased by $1.9 million or 5%, primarily due to higher allocated administrative and support unit expenses, merchant processing fees, data services, and other professional services, partially offset by lower salaries & benefits.

Treasury and Other
Net loss decreased by $13.6 million or 52% in the second quarter of 2025 compared to the same period in 2024, primarily due to a decrease in net interest expense coupled with an increase in noninterest income, partially offset with an increase in the provision for credit losses. Net interest expense decreased by $14.6 million or 43%, primarily due to a decrease in funding costs reflecting the current lower rate environment. Noninterest income increased by $2.9 million or 168%, primarily due to a decrease in other income. The provision for credit losses and income taxes in this business segment represent the residual amounts to arrive at the total amount for the Company.

Net loss decreased by $22.5 million or 43% in the first six months of 2025 compared to the same period in 2024, primarily due to a decrease in net interest expense coupled with an increase in noninterest income, partially offset by an increase in noninterest expense and provision for credit losses. Net interest expense decreased by $23.8 million or 53%, primarily due to lower funding costs and an increase in interest income from higher asset yields. Noninterest income increased by $2.2 million or 43%, primarily due to increases in other income and bank-owned life insurance income. The provision for credit losses and income taxes in this business segment represent the residual amounts to arrive at the total amount for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	June 30, 2025	December 31, 2024	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$2,566	$2,450	$116
Commercial and Industrial	3,744	4,627	(883)
Total Commercial	6,310	7,077	(767)
Consumer
Residential Mortgage	5,842	5,052	790
Home Equity	5,387	4,514	873
Total Consumer	11,229	9,566	1,663
Total Non-Accrual Loans and Leases	17,539	16,643	896
Foreclosed Real Estate	342	2,657	(2,315)
Total Non-Performing Assets	$17,881	$19,300	$(1,419)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$9,070	$3,984	$5,086
Home Equity	1,867	2,845	(978)
Automobile	680	776	(96)
Other	630	677	(47)
Total Consumer	12,247	8,282	3,965
Total Accruing Loans and Leases Past Due 90 Days or More	$12,247	$8,282	$3,965
Total Loans and Leases	$14,002,178	$14,075,980	$(73,802)
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.12%	0.01%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.14%	(0.01)%
Ratio of Non-Performing Assets to Total Assets	0.08%	0.08%	—%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.10%	0.12%	(0.02)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.15%	—%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.22%	0.20%	0.02%

Changes in Non-Performing Assets
Balance as of December 31, 2024	$19,300
Additions[1]	5,731
Reductions
Payments	(2,636)
Return to Accrual Status	(818)
Sales of Foreclosed Real Estate	(2,532)
Charge-offs/Write-downs[1]	(1,164)
Total Reductions	(7,150)
Balance as of June 30, 2025	$17,881
1Excludes loans that are fully charged-off and placed on non-accrual status during the same period.
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

Non-accrual loans and leases as of June 30, 2025 were $17.5 million, an increase of $0.9 million or 5% from December 31, 2024 primarily due to increases in residential mortgage and home equity partially offset by a decline in commercial and industrial. Residential mortgage non-accrual loans increased $0.8 million or 16% from December 31, 2024. As of June 30, 2025, our residential mortgage non-accrual loans were comprised of 20 loans with a weighted average current loan-to-value ratio of 77.5%. Home equity non-accrual loans increased $0.9 million or 19% from December 31, 2024. As of June 30, 2025, our home equity non-accrual loans were comprised of 56 loans with a weighted average current loan-to-value ratio of 54%. Commercial and industrial non-accrual loans decreased $0.9 million from December 31, 2024, primarily due to the partial charge-off of a significant loan.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.3 million as of June 30, 2025 compared to $2.7 million as of December 31, 2024. The decrease was due to the sale of two foreclosed properties during the six months ended June 30, 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $12.2 million as of June 30, 2025, a $4.0 million or 48% increase from December 31, 2024. The increase was primarily in our residential mortgage portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$149,496	$152,148	$150,649	$152,429
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(206)	(875)	(1,605)	(1,235)
Consumer
Residential Mortgage	—	(48)	—	(48)
Home Equity	(155)	(202)	(230)	(237)
Automobile	(1,253)	(1,095)	(3,004)	(2,143)
Other	(2,397)	(2,610)	(4,881)	(4,922)
Total Loans and Leases Charged-Off	(4,011)	(4,830)	(9,720)	(8,585)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	78	263	155	379
Consumer
Residential Mortgage	11	63	22	105
Home Equity	180	113	308	297
Automobile	557	481	1,190	1,007
Other	567	517	1,024	1,123
Total Recoveries on Loans and Leases Previously Charged-Off	1,393	1,437	2,699	2,911
Net Charged-Off - Loans and Leases	(2,618)	(3,393)	(7,021)	(5,674)
Provision for Credit Losses:
Loans and Leases	3,454	3,206	7,036	6,748
Unfunded Commitments	(204)	(806)	(536)	(2,348)
Total Provision for Credit Losses	3,250	2,400	6,500	4,400
Balance at End of Period	$150,128	$151,155	$150,128	$151,155
Components
Allowance for Credit Losses - Loans and Leases	$148,543	$147,477	$148,543	$147,477
Reserve for Unfunded Commitments	1,585	3,678	1,585	3,678
Total Reserve for Credit Losses	$150,128	$151,155	$150,128	$151,155
Average Loans and Leases Outstanding	$14,049,025	$13,831,797	$14,055,563	$13,850,299
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.07%	0.10%	0.10%	0.08%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.06%	1.07%	1.06%	1.07%
1The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the “Allowance”)
As of June 30, 2025 and December 31, 2024, the Allowance was $148.5 million or 1.06% of total loans and leases outstanding. The Allowance as of June 30, 2025 and December 31, 2024, includes a qualitative overlay to account for economic uncertainty and downside risk of a recession.
Net charge-offs on loans and leases for the three and six months ended June 30, 2025 were $2.6 million or 0.07% and $7.0 million or 0.10%, respectively of total average loans and leases on an annualized basis, compared to $3.4 million or 0.10% and $5.7 million or 0.08% of total average loans and leases on an annualized basis for the three and six months ended June 30, 2024, respectively. The increase for the six months ended June 30, 2025 was primarily due to higher gross charge-offs in both commercial and industrial and automobile portfolios.

Reserve for Unfunded Commitments
The Unfunded Reserve was $1.6 million as of June 30, 2025, a decrease of $0.5 million or 25% from December 31, 2024, primarily due to lower unfunded commitments in our construction portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.
Provision for Credit Losses
For the three and six months ended June 30, 2025, the provision for credit losses was $3.3 million and $6.5 million, respectively, compared to $2.4 million and $4.4 million for the same respective periods last year. The increase in the provision was primarily due to the changes in the reserve for unfunded commitments and changes in the Allowance during the three and six months ended June 30, 2025 compared to the same periods in the prior year.
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
We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. As of June 30, 2025, we remained within applicable guidelines for such scenarios.
The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:
•adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•changing product pricing strategies;
•modifying characteristics, including mix and duration, of the AFS investment securities portfolio; and
•using derivative financial instruments.
Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposits, which generally have an indeterminate life. Historically, our deposit base has consisted primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of June 30, 2025, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.
A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model. This model attempts to capture the dynamic nature of assets and liabilities in various interest rate environments. It estimates and measures our balance sheet sensitivity to changes in interest rates. Given the structure of our balance sheet, model results are particularly sensitive to changes in prepayment rates on mortgage-related assets and the repricing behavior of interest-bearing deposits. We utilize a model to estimate the prepayment behavior of our mortgage-related assets, which considers the characteristics of the underlying mortgage loans, including rate (used to gauge refinance incentive), seasoning or age, and seasonality. The model’s forecasted results are regularly tested against historical prepayment behavior and is, in the ordinary course, recalibrated if the difference between actual and projected prepayments exceed established guidelines. Separate models are utilized to project interest-bearing deposit repricing behavior and deposit account attrition and average lives in various interest rate environments. These models were developed based upon our historical behavior over several interest rate cycles. The models’ forecast results are periodically tested against historical results and have been and may continue to be recalibrated.
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of June 30, 2025 and December 31, 2024, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$34,112	6.0%	$31,028	5.6%
+300	27,909	4.9	25,281	4.6
+200	20,681	3.6	18,783	3.4
+100	12,278	2.2	10,393	1.9
-100	(8,245)	(1.5)	(13,029)	(2.3)
-200	(18,947)	(3.3)	(27,883)	(5.0)
-300	(31,989)	(5.6)	(43,536)	(7.8)
-400	(64,691)	(11.4)	(65,753)	(11.8)
Based on our net interest income simulation as of June 30, 2025, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans, interest rate swaps and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans, swaps, and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of June 30, 2025, NII sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2025 increased slightly to rising rates and decreased slightly to falling rates compared to the sensitivity profile for December 31, 2024. These NII sensitivity changes are attributable to updated deposit beta assumptions implemented during the period and to an increase in volume of floating rate assets and swaps, partially offset by an increase in interest rate sensitive deposits.

To analyze the impact of changes in interest rates in a more realistic manner, we also simulate non-parallel interest rate scenarios. These scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus, net interest income may decrease from the base case in the near term if short-

term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.
Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile				Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	June 30, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$(506,084)	(18.3)%	$(1,032,211)	(29.1)%
+300	(389,662)	(14.1)	(763,479)	(21.5)
+200	(265,775)	(9.6)	(496,443)	(14.0)
+100	(135,174)	(4.9)	(238,689)	(6.7)
-100	162,068	5.9	177,198	5.0
-200	307,986	11.1	274,546	7.7
-300	298,732	10.8	294,363	8.3
-400	180,624	6.5	(99,219)	(2.8)
Compared to December 31, 2024, EVE sensitivity decreased in the rising rate scenarios and increased in the falling rate scenarios. We implemented new deposit pricing and attrition models during the period, which updated the repricing beta and average life assumptions, and lowered deposit account duration compared to the prior deposit models. Additionally, we increased the notional balance of active and forward starting pay-fixed interest rate swaps. These factors resulted in generally lower asset and liability duration and improved EVE modeling results.

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
We maintain access to ample sources of readily available contingent liquidity. As of June 30, 2025, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.6 billion    . We are also a member of the FHLB. As of June 30, 2025, we had pledged loans to the FHLB and had remaining borrowing capacity of $1.8 billion. The ratio of readily available liquidity to adjusted uninsured deposits was 132% at June 30, 2025, compared to 116% at December 31, 2024. The increase in the readily available liquidity to adjusted uninsured deposits ratio was due to a decrease in uninsured deposits combined with increased borrowing capacity realized from pledging additional loan collateral.

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
General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of June 30, 2025, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of June 30, 2025, cash and cash equivalents were $0.8 billion, the carrying value of our AFS investment securities was $3.1 billion, and total deposits were $20.8 billion. As of June 30, 2025, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 2.89 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. As of June 30, 2025, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since June 30, 2025, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of June 30, 2025 and December 31, 2024.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	June 30, 2025	December 31, 2024
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,398,107	$1,322,774
Add: CECL Transitional Amount	—	2,375
Less: Goodwill, Net of Deferred Tax Liabilities	28,746	28,746
Postretirement Benefit Liability Adjustments	(22,931)	(23,396)
Net Unrealized Losses on Investment Securities [2]	(276,263)	(319,993)
Other	(9,097)	(9,097)
Common Equity Tier 1 Capital	1,677,652	1,648,889
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	2,013,753	1,984,990
Allowable Reserve for Credit Losses	150,128	148,634
Total Regulatory Capital	$2,163,881	$2,133,624
Risk-Weighted Assets	$14,208,032	$14,225,908
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.81%	11.59%
Tier 1 Capital Ratio	14.17	13.95
Total Capital Ratio	15.23	15.00
Tier 1 Leverage Ratio	8.46	8.31
1Regulatory capital ratios as of June 30, 2025 are preliminary.
2Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.
Shareholders' Equity
As of June 30, 2025, shareholders’ equity was $1.7 billion, an increase of $75.3 million million or 4.5% from December 31, 2024. For the first six months of 2025, the increase was attributed to net income of $91.6 million, other comprehensive income of $44.2 million, share-based compensation of $7.5 million, and common stock issued under purchase and equity compensation plans of $2.6 million were offset by cash dividends declared of $56.5 million on common shares, cash dividends declared of $10.5 million on preferred shares, and common stock repurchased of $3.6 million related to taxes withheld for share-based compensation.
No shares of common stock were repurchased under the share repurchase program in the second quarter of 2025. From the beginning of our share repurchase program in July 2001 through June 30, 2025, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share. Remaining buyback authority under our share repurchase program was $126.0 million as of June 30, 2025. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In July 2025, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividend will be payable on August 1, 2025, to shareholders of record of the preferred stock at the close of business on July 17, 2025.
In July 2025, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on September 15, 2025, to shareholders of record of the common stock at the close of business on August 29, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. “Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's stock during the quarter.
The Parent’s repurchases of its common stock during the second quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2025	159	$65.92	—	$126,038,927
May 1 - 31, 2025	4,105	67.15	—	126,038,927
June 1 - 30, 2025	—	—	—	126,038,927
Total	4,264	$67.10	—
1During the second quarter of 2025, 4,264 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2The share repurchase program was first announced in July 2001 with an initial authorization to repurchase $70 million in shares of common stock. The Board increased the share repurchase program, most recently in January 2019 by $130 million. The share repurchase program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

4.2	Form of Depository Receipt, Series A (included in Exhibit 4.1)

4.3
Deposit Agreement, dated June 21, 2024, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 21, 2024)

4.4	Form of Depository Receipt, Series B (included in Exhibit 4.3)

4.5	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.

10.1*	Composite Directors' Deferred Compensation Plan, as amended through July 1, 2025.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on the Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
*Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 28, 2025		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Bradley S. Satenberg
Bradley S. Satenberg
Chief Financial Officer (Principal Financial Officer)