Form 10-Q
period 2025-09-30
BANK OF HAWAII CORP
filed 2025-10-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887
BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of October 21, 2025, there were 39,785,092 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Part I - Financial Information
Item 1. Financial Statements
Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and Cash Equivalents	$985,223	$763,571
Investment Securities
Available-for-Sale	3,280,410	2,689,528
Held-to-Maturity (Fair Value of $3,717,573 and $3,820,882)	4,340,032	4,618,543
Loans Held for Sale	1,236	2,150
Loans and Leases	14,021,579	14,075,980
Allowance for Credit Losses	(148,778)	(148,528)
Net Loans and Leases	13,872,801	13,927,452
Premises and Equipment, Net	196,093	184,480
Operating Lease Right-of-Use Assets	82,804	80,165
Accrued Interest Receivable	69,224	66,367
Mortgage Servicing Rights	17,927	19,199
Goodwill	31,517	31,517
Bank-Owned Life Insurance	494,041	481,184
Other Assets	643,301	736,958
Total Assets	$24,014,609	$23,601,114
Liabilities
Deposits
Noninterest-Bearing Demand	$5,400,943	$5,423,562
Interest-Bearing Demand	3,813,921	3,784,984
Savings	8,814,451	8,364,916
Time	3,051,354	3,059,575
Total Deposits	21,080,669	20,633,037
Securities Sold Under Agreements to Repurchase	50,000	100,000
Other Debt	558,201	558,274
Operating Lease Liabilities	91,690	88,794
Retirement Benefits Payable	23,352	23,760
Accrued Interest Payable	27,580	34,799
Other Liabilities	391,934	494,676
Total Liabilities	22,223,426	21,933,340
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2025 - 58,779,666 / 39,785,201); and December 31, 2024 - 58,765,907 / 39,762,255)	587	585
Capital Surplus	659,922	647,403
Accumulated Other Comprehensive Loss	(276,251)	(343,389)
Retained Earnings	2,178,263	2,133,838
Treasury Stock, at Cost (Shares: September 30, 2025 - 18,994,465 and December 31, 2024 - 19,003,609)	(1,116,338)	(1,115,663)
Total Shareholders’ Equity	1,791,183	1,667,774
Total Liabilities and Shareholders’ Equity	$24,014,609	$23,601,114

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest Income
Interest and Fees on Loans and Leases	$169,411	$166,286	$499,272	$488,830
Income on Investment Securities
Available-for-Sale	29,702	23,257	81,077	66,482
Held-to-Maturity	19,332	21,107	59,458	64,838
Cash and Cash Equivalents	8,195	8,980	17,472	21,276
Other	1,068	1,018	3,250	3,108
Total Interest Income	227,708	220,648	660,529	644,534
Interest Expense
Deposits	84,590	96,067	248,758	276,665
Securities Sold Under Agreements to Repurchase	496	993	1,731	3,616
Other Debt	5,947	5,970	17,875	17,851
Total Interest Expense	91,033	103,030	268,364	298,132
Net Interest Income	136,675	117,618	392,165	346,402
Provision for Credit Losses	2,500	3,000	9,000	7,400
Net Interest Income After Provision for Credit Losses	134,175	114,618	383,165	339,002
Noninterest Income
Fees, Exchange, and Other Service Charges	15,219	14,945	44,039	42,837
Trust and Asset Management	12,598	11,916	36,436	35,328
Service Charges on Deposit Accounts	8,510	8,075	24,888	23,752
Bank-Owned Life Insurance	3,681	3,533	11,006	10,285
Annuity and Insurance	1,095	1,460	4,087	4,089
Mortgage Banking	906	1,188	2,743	3,167
Investment Securities Losses, Net	(1,945)	(1,103)	(4,678)	(4,201)
Other	5,902	5,096	16,298	14,225
Total Noninterest Income	45,966	45,110	134,819	129,482
Noninterest Expense
Salaries and Benefits	62,905	58,626	187,097	173,874
Net Occupancy	10,932	10,806	31,990	31,821
Net Equipment	10,285	10,120	30,454	30,578
Data Processing	5,603	4,712	16,326	14,227
Professional Fees	4,022	4,725	12,549	14,331
FDIC Insurance	3,508	3,355	8,790	14,139
Other	15,132	14,748	46,423	43,207
Total Noninterest Expense	112,387	107,092	333,629	322,177
Income Before Provision for Income Taxes	67,754	52,636	184,355	146,307
Provision for Income Taxes	14,409	12,278	39,388	35,475
Net Income	$53,345	$40,358	$144,967	$110,832
Preferred Stock Dividends	5,269	3,436	15,808	7,375
Net Income Available to Common Shareholders	$48,076	$36,922	$129,159	$103,457
Basic Earnings Per Common Share	$1.21	$0.94	$3.26	$2.62
Diluted Earnings Per Common Share	$1.20	$0.93	$3.24	$2.61
Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10
Basic Weighted Average Common Shares	39,655,741	39,488,187	39,611,372	39,429,815
Diluted Weighted Average Common Shares	39,980,931	39,736,492	39,919,998	39,654,705
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$53,345	$40,358	$144,967	$110,832
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gains on Investment Securities	22,711	38,833	66,441	60,823
Net Change in Defined Benefit Plans	232	168	697	505
Other Comprehensive Income	22,943	39,001	67,138	61,328
Comprehensive Income	$76,288	$79,359	$212,105	$172,160
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended September 30, 2025
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107
Net Income	—	—	—	—	—	—	—	—	53,345	—	53,345
Other Comprehensive Income	—	—	—	—	—	—	—	22,943	—	—	22,943
Share-Based Compensation	—	—	—	—	—	—	4,163	—	—	—	4,163
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	22,911	—	280	—	—	1,012	1,292
Common Stock Repurchased	—	—	—	—	(3,085)	—	—	—	—	(135)	(135)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,263)	—	(28,263)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of September 30, 2025	180,000	$180,000	165,000	$165,000	39,785,201	$587	$659,922	$(276,251)	$2,178,263	$(1,116,338)	$1,791,183
Three Months Ended September 30, 2024
Balance as of June 30, 2024	180,000	$180,000	165,000	$165,000	39,729,941	$585	$639,841	$(374,361)	$2,119,140	$(1,117,356)	$1,612,849
Net Income	—	—	—	—	—	—	—	—	40,358	—	40,358
Other Comprehensive Income	—	—	—	—	—	—	—	39,001	—	—	39,001
Share-Based Compensation	—	—	—	—	—	—	3,546	—	—	—	3,546
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	20,781	—	233	—	(384)	1,546	1,395
Common Stock Repurchased	—	—	—	—	(2,418)	—	—	—	—	(146)	(146)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,092)	—	(28,092)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(3,437)	—	(3,437)
Balance as of September 30, 2024	180,000	$180,000	165,000	$165,000	39,748,304	$585	$643,620	$(335,360)	$2,127,585	$(1,115,956)	$1,665,474
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	144,967	—	144,967
Other Comprehensive Income	—	—	—	—	—	—	—	67,138	—	—	67,138
Share-Based Compensation	—	—	—	—	—	—	11,680	—	—	—	11,680
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	78,817	2	839	—	—	3,060	3,901
Common Stock Repurchased	—	—	—	—	(55,871)	—	—	—	—	(3,735)	(3,735)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(84,735)	—	(84,735)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(15,807)	—	(15,807)
Balance as of September 30, 2025	180,000	$180,000	165,000	$165,000	39,785,201	$587	$659,922	$(276,251)	$2,178,263	$(1,116,338)	$1,791,183
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242
Net Income	—	—	—	—	—	—	—	—	110,832	—	110,832
Other Comprehensive Income	—	—	—	—	—	—	—	61,328	—	—	61,328
Share-Based Compensation	—	—	—	—	—	—	11,051	—	—	—	11,051
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	78,753	2	533	—	768	2,829	4,132
Common Stock Repurchased	—	—	—	—	(83,587)	—	—	—	—	(5,141)	(5,141)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(84,209)	—	(84,209)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(7,375)	—	(7,375)
Balance as of September 30, 2024	180,000	$180,000	165,000	$165,000	39,748,304	$585	$643,620	$(335,360)	$2,127,585	$(1,115,956)	$1,665,474

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Operating Activities
Net Income	$144,967	$110,832
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	9,000	7,400
Depreciation and Amortization	14,219	15,441
Amortization of Deferred Loan and Lease Fees, Net	(980)	(160)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	8,769	9,257
Amortization of Operating Lease Right-of-Use Assets	8,659	8,699
Share-Based Compensation	11,680	11,051
Benefit Plan Contributions	(1,594)	(1,593)
Net Gains on Sales of Loans and Leases	(1,781)	(1,793)
Proceeds from Sales of Loans Held for Sale	17,585	42,356
Originations of Loans Held for Sale	(16,536)	(43,927)
Net Change in Other Assets and Other Liabilities	(55,498)	(76,828)
Net Cash Provided by Operating Activities	138,490	80,735
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	221,883	158,981
Purchases	(738,122)	(237,059)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	290,191	299,561
Net Change in Loans and Leases	37,859	40,884
Purchases of Premises and Equipment	(25,832)	(12,486)
Net Cash (Used in) Provided by Investing Activities	(214,021)	249,881
Financing Activities
Net Change in Deposits	447,632	(76,723)
Repayments of Long-Term Debt	(50,073)	(50,081)
Proceeds from Issuance of Preferred Stock	—	160,614
Proceeds from Issuance of Common Stock	3,901	4,118
Repurchase of Common Stock	(3,735)	(5,141)
Cash Dividends Paid on Common Stock	(84,735)	(84,209)
Cash Dividends Paid on Preferred Stock	(15,807)	(7,375)
Net Cash Provided by (Used in) Financing Activities	297,183	(58,797)
Net Change in Cash and Cash Equivalents	221,652	271,819
Cash and Cash Equivalents at Beginning of Period	763,571	1,000,944
Cash and Cash Equivalents at End of Period	$985,223	$1,272,763
Supplemental Information
Cash Paid for Interest	$275,583	$298,722
Cash Paid for Income Taxes	21,190	23,832
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	217	708
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

Subsequent Event

On October 1, 2025, the Company sold the economic interests of its merchant services portfolio. As a result of this transaction, the Company will recognize a one-time gain of approximately $18 million during the quarter ending December 31, 2025.

Note 2.  Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$245,946	$176	$(4,281)	$241,841
Debt Securities Issued by States and Political Subdivisions	72,434	—	(6,393)	66,041
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,004	—	(13)	991
Debt Securities Issued by Corporations	752,393	2,011	(21,477)	732,927
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,295,644	2,190	(87,243)	1,210,591
Commercial - Government Agencies or Sponsored Enterprises	351,102	544	(21,461)	330,185
Commercial - Non-Agency	60,644	82	(127)	60,599
Total Collateralized Mortgage Obligations	1,707,390	2,816	(108,831)	1,601,375
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	681,396	2,966	(47,127)	637,235
Total Mortgage-Backed Securities	681,396	2,966	(47,127)	637,235
Total	$3,460,563	$7,969	$(188,122)	$3,280,410
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$129,463	$—	$(9,696)	$119,767
Debt Securities Issued by Corporations	10,286	—	(1,738)	8,548
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,041,489	4	(291,372)	1,750,121
Commercial - Government Agencies or Sponsored Enterprises	409,775	—	(80,542)	329,233
Total Collateralized Mortgage Obligations	2,451,264	4	(371,914)	2,079,354
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,739,033	328	(237,717)	1,501,644
Commercial - Government Agencies or Sponsored Enterprises	9,986	—	(1,726)	8,260
Total Mortgage-Backed Securities	1,749,019	328	(239,443)	1,509,904
Total	$4,340,032	$332	$(622,791)	$3,717,573

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$257,036	$221	$(8,185)	$249,072
Debt Securities Issued by States and Political Subdivisions	73,208	—	(9,349)	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,505	—	(41)	1,464
Debt Securities Issued by Corporations	703,579	376	(32,280)	671,675
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	322	(115,401)	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	199	(23,421)	283,474
Total Collateralized Mortgage Obligations	1,356,995	521	(138,822)	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	130	(70,458)	484,764
Total Mortgage-Backed Securities	555,092	130	(70,458)	484,764
Total	$2,947,415	$1,248	$(259,135)	$2,689,528
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,868	$—	$(14,927)	$116,941
Debt Securities Issued by Corporations	10,490	—	(2,156)	8,334
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	3	(377,149)	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	—	(92,211)	324,178
Total Collateralized Mortgage Obligations	2,601,599	3	(469,360)	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	37	(309,093)	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	—	(2,165)	7,830
Total Mortgage-Backed Securities	1,874,586	37	(311,258)	1,563,365
Total	$4,618,543	$40	$(797,701)	$3,820,882
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $11.3 million and $9.0 million as of September 30, 2025 and December 31, 2024, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.3 million and $8.6 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2025. Debt securities issued by government agencies (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately in the following table as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$126,490	$125,203
Due After One Year Through Five Years	690,513	672,931
Due After Five Years Through Ten Years	150,762	139,926
	967,765	938,060
Debt Securities Issued by Government Agencies	104,012	103,740
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,295,644	1,210,591
Commercial - Government Agencies or Sponsored Agencies	351,102	330,185
Commercial - Non-Agency	60,644	60,599
Total Collateralized Mortgage Obligations	1,707,390	1,601,375
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	681,396	637,235
Total Mortgage-Backed Securities	681,396	637,235
Total	$3,460,563	$3,280,410
Held-to-Maturity:
Due in One Year or Less	$5,000	$4,970
Due After One Year Through Five Years	74,857	70,682
Due After Five Year Through Ten Years	59,892	52,663
	139,749	128,315
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	2,041,489	1,750,121
Commercial - Government Agencies or Sponsored Agencies	409,775	329,233
Total Collateralized Mortgage Obligations	2,451,264	2,079,354
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,739,033	1,501,644
Commercial - Government Agencies or Sponsored Agencies	9,986	8,260
Total Mortgage-Backed Securities	1,749,019	1,509,904
Total	$4,340,032	$3,717,573
Investment securities with carrying values of $7.5 billion and $7.2 billion as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.
During the three months ended September 30, 2025 and 2024, the Company recognized net realized losses on sales of investments of $1.9 million and $1.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized net realized losses on sales of investments of $4.7 million and $4.2 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company's prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,949	$(248)	$142,395	$(4,033)	$204,344	$(4,281)
Debt Securities Issued by States and Political Subdivisions	—	—	65,905	(6,393)	65,905	(6,393)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	992	(13)	992	(13)
Debt Securities Issued by Corporations	74,824	(176)	555,825	(21,301)	630,649	(21,477)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	83,117	(227)	624,852	(87,016)	707,969	(87,243)
Commercial - Government Agencies or Sponsored Enterprises	76,777	(78)	173,115	(21,383)	249,892	(21,461)
Commercial - Non-Agency	29,548	(127)	—	—	29,548	(127)
Total Collateralized Mortgage Obligations	189,442	(432)	797,967	(108,399)	987,409	(108,831)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	—	444,626	(47,127)	444,626	(47,127)
Total Mortgage-Backed Securities	—	—	444,626	(47,127)	444,626	(47,127)
Total	$326,215	$(856)	$2,007,710	$(187,266)	$2,333,925	$(188,122)
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$38,854	$(288)	$157,456	$(7,897)	$196,310	$(8,185)
Debt Securities Issued by States and Political Subdivisions	—	—	63,644	(9,349)	63,644	(9,349)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1,464	(41)	1,464	(41)
Debt Securities Issued by Corporations	24,892	(108)	546,407	(32,172)	571,299	(32,280)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	153,104	(275)	673,141	(115,126)	826,245	(115,401)
Commercial - Government Agencies or Sponsored Enterprises	92,485	(5)	128,430	(23,416)	220,915	(23,421)
Total Collateralized Mortgage Obligations	245,589	(280)	801,571	(138,542)	1,047,160	(138,822)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	135	0	480,189	(70,458)	480,324	(70,458)
Total Mortgage-Backed Securities	135	0	480,189	(70,458)	480,324	(70,458)
Total	$309,470	$(676)	$2,050,731	$(258,459)	$2,360,201	$(259,135)
The Company does not believe the AFS debt securities that were in an unrealized loss position represent a credit loss impairment. As of September 30, 2025 and December 31, 2024, the Company's unrealized losses from AFS debt securities were generated from 355 positions and 386 positions, respectively. As of September 30, 2025 and December 31, 2024, total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S.

government and have a long history of zero credit loss. Debt securities issued by corporations and non-agency commercial mortgage-backed securities are of high credit quality and the issuers continue to make timely principal and interest payments. As of September 30, 2025, the Company did not have any plans to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. In October 2025, the Company initiated the process of repositioning a portion of its AFS securities. As a result, the Company expects to realize a loss on the sale of certain securities during the quarter ending December 31, 2025 that is expected to range from $16 million to $17 million.
Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2025 and December 31, 2024.
Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Taxable	$48,511	$44,068	$139,175	$130,724
Non-Taxable	523	296	1,360	596
Total Interest Income from Investment Securities	$49,034	$44,364	$140,535	$131,320

Note 3.  Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial
Commercial Mortgage	$4,040,711	$4,020,622
Commercial and Industrial	1,581,232	1,705,133
Construction	380,944	308,898
Lease Financing	92,213	90,756
Total Commercial	6,095,100	6,125,409
Consumer
Residential Mortgage	4,685,214	4,628,283
Home Equity	2,129,599	2,165,514
Automobile	699,244	764,146
Other	412,422	392,628
Total Consumer	7,926,479	7,950,571
Total Loans and Leases	$14,021,579	$14,075,980

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of September 30, 2025 and December 31, 2024, AIR for loans totaled $48.3 million and $48.4 million, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2025 and 2024.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$78,902	$69,641	$148,543
Loans and Leases Charged-Off	(171)	(3,788)	(3,959)
Recoveries on Loans and Leases Previously Charged-Off	98	1,284	1,382
Net Loans and Leases Charged-Off	(73)	(2,504)	(2,577)
Provision for Credit Losses	(534)	3,346	2,812
Balance at End of Period	$78,295	$70,483	$148,778
Nine Months Ended September 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,776)	(11,903)	(13,679)
Recoveries on Loans and Leases Previously Charged-Off	253	3,828	4,081
Net Loans and Leases Charged-Off	(1,523)	(8,075)	(9,598)
Provision for Credit Losses	(4,082)	13,930	9,848
Balance at End of Period	$78,295	$70,483	$148,778
Three Months Ended September 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$80,085	$67,392	$147,477
Loans and Leases Charged-Off	(1,021)	(4,315)	(5,336)
Recoveries on Loans and Leases Previously Charged-Off	66	1,440	1,506
Net Loans and Leases Charged-Off	(955)	(2,875)	(3,830)
Provision for Credit Losses	2,825	859	3,684
Balance at End of Period	$81,955	$65,376	$147,331
Nine Months Ended September 30, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(2,256)	(11,665)	(13,921)
Recoveries on Loans and Leases Previously Charged-Off	445	3,972	4,417
Net Loans and Leases Charged-Off	(1,811)	(7,693)	(9,504)
Provision for Credit Losses	9,692	740	10,432
Balance at End of Period	$81,955	$65,376	$147,331
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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025[1]	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2025
Commercial
Commercial Mortgage
Pass	$489,190	$305,933	$662,439	$881,134	$567,451	$893,704	$35,551	$—	$3,835,402
Special Mention	32,500	—	—	—	—	—	—	—	32,500
Classified	3,406	36,528	13,575	85,377	3,042	30,881	—	—	172,809
Total Commercial Mortgage	$525,096	$342,461	$676,014	$966,511	$570,493	$924,585	$35,551	$—	$4,040,711
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$169,766	$314,312	$246,977	$209,943	$134,594	$141,025	$307,852	$185	$1,524,654
Special Mention	—	386	—	—	—	—	23,898	—	24,284
Classified	385	553	14,461	2,084	2,044	3,247	9,520	—	32,294
Total Commercial and Industrial	$170,151	$315,251	$261,438	$212,027	$136,638	$144,272	$341,270	$185	$1,581,232
Gross Charge-Offs	315	139	—	—	—	1,322	—	—	1,776
Construction
Pass	$25,868	$137,884	$139,098	$49,742	$3,166	$—	$7,722	$—	$363,480
Special Mention	—	—	—	14,614	—	—	—	—	14,614
Classified	—	—	—	2,850	—	—	—	—	2,850
Total Construction	$25,868	$137,884	$139,098	$67,206	$3,166	$—	$7,722	$—	$380,944
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$15,271	$46,779	$6,830	$6,958	$6,486	$9,365	$—	$—	$91,689
Classified	—	—	402	26	57	39	—	—	524
Total Lease Financing	$15,271	$46,779	$7,232	$6,984	$6,543	$9,404	$—	$—	$92,213
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$736,386	$842,375	$1,083,782	$1,252,728	$716,840	$1,078,261	$384,543	$185	$6,095,100
Total Commercial Gross Charge-Offs	315	139	—	—	—	1,322	—	—	1,776
Consumer
Residential Mortgage
Pass	$339,885	$242,793	$244,336	$715,635	$1,135,044	$2,004,188	$—	$—	$4,681,881
Classified	—	—	—	1,825	—	1,508	—	—	3,333
Total Residential Mortgage	$339,885	$242,793	$244,336	$717,460	$1,135,044	$2,005,696	$—	$—	$4,685,214
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Home Equity
Pass	$—	$—	$—	$—	$—	$38	$2,052,721	$73,142	$2,125,901
Classified	—	—	—	—	—	—	3,319	379	3,698
Total Home Equity	$—	$—	$—	$—	$—	$38	$2,056,040	$73,521	$2,129,599
Gross Charge-Offs	—	—	—	—	—	—	157	101	258
Automobile
Pass	$149,021	$169,276	$141,130	$150,162	$59,792	$29,319	$—	$—	$698,700
Classified	20	222	89	59	44	110	—	—	544
Total Automobile	$149,041	$169,498	$141,219	$150,221	$59,836	$29,429	$—	$—	$699,244
Gross Charge-Offs	64	1,030	1,303	980	314	681	—	—	4,372
Other
Pass	$123,246	$107,285	$55,314	$63,902	$32,353	$29,215	$510	$—	$411,825
Classified	29	188	151	134	24	71	—	—	597
Total Other	$123,275	$107,473	$55,465	$64,036	$32,377	$29,286	$510	$—	$412,422
Gross Charge-Offs	717	1,572	1,461	1,796	995	732			7,273
Total Consumer	$612,201	$519,764	$441,020	$931,717	$1,227,257	$2,064,449	$2,056,550	$73,521	$7,926,479
Total Consumer Gross Charge-Offs	781	2,602	2,764	2,776	1,309	1,413	157	101	11,903
Total Loans and Leases	$1,348,587	$1,362,139	$1,524,802	$2,184,445	$1,944,097	$3,142,710	$2,441,093	$73,706	$14,021,579
Total Gross Charge-Offs	1,096	2,741	2,764	2,776	1,309	2,735	157	101	13,679
1.Loans reported as Special Mention and Classified in the 2025 column represent amendment of loans that originated in an earlier period.

During the nine months ended September 30, 2025, $18.4 million of revolving loans were converted to term loans.
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
Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,498	$2,498	$4,038,213	$4,040,711	$—
Commercial and Industrial	45	21	—	3,506	3,572	1,577,660	1,581,232	2,417
Construction	—	—	—	—	—	380,944	380,944	—
Lease Financing	—	—	—	—	—	92,213	92,213	—
Total Commercial	45	21	—	6,004	6,070	6,089,030	6,095,100	2,417
Consumer
Residential Mortgage	1,934	1,495	7,456	5,628	16,513	4,668,701	4,685,214	1,431
Home Equity	4,803	934	2,765	5,107	13,609	2,115,990	2,129,599	1,427
Automobile	15,810	1,828	525	—	18,163	681,081	699,244	—
Other	1,799	1,044	579	—	3,422	409,000	412,422	—
Total Consumer	24,346	5,301	11,325	10,735	51,707	7,874,772	7,926,479	2,858
Total	$24,391	$5,322	$11,325	$16,739	$57,777	$13,963,802	$14,021,579	$5,275

As of December 31, 2024
Commercial
Commercial Mortgage	$—	$—	$—	$2,450	$2,450	$4,018,172	$4,020,622	$—
Commercial and Industrial	90	117	—	4,627	4,834	1,700,299	1,705,133	—
Construction	—	—	—	—	—	308,898	308,898	—
Lease Financing	—	—	—	—	—	90,756	90,756	—
Total Commercial	90	117	—	7,077	7,284	6,118,125	6,125,409	—
Consumer
Residential Mortgage	5,184	4,174	3,984	5,052	18,394	4,609,889	4,628,283	424
Home Equity	6,109	2,753	2,845	4,514	16,221	2,149,293	2,165,514	1,438
Automobile	16,443	1,661	776	—	18,880	745,266	764,146	—
Other	2,565	1,076	677	—	4,318	388,310	392,628	—
Total Consumer	30,301	9,664	8,282	9,566	57,813	7,892,758	7,950,571	1,862
Total	$30,391	$9,781	$8,282	$16,643	$65,097	$14,010,883	$14,075,980	$1,862

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$2,498	$2,498	$—	$2,450	$2,450
Commercial and Industrial	2,399	1,107	3,506	3,695	932	4,627
Total Commercial	2,399	3,605	6,004	3,695	3,382	7,077
Consumer
Residential Mortgage	5,187	441	5,628	5,052	—	5,052
Home Equity	5,107	—	5,107	4,514	—	4,514
Total Consumer	10,294	441	10,735	9,566	—	9,566
Total	$12,693	$4,046	$16,739	$13,261	$3,382	$16,643
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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three and nine months ended September 30, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Payment Delay	Total	% of Total Class of Loans and Leases
Three Months Ended September 30, 2025
Commercial
Commercial and Industrial	$136	$—	$—	$—	$—	$136	0.01%
Total Commercial	136	—	—	—	—	136	0.00
Consumer
Residential Mortgage	501	—	—	—	—	501	0.01
Automobile	3,317	—	—	—	—	3,317	0.47
Other	613	—	—	—	—	613	0.15
Total Consumer	4,431	—	—	—	—	4,431	0.06
Total Loans and Leases	$4,567	$—	$—	$—	$—	$4,567	0.03%

Nine Months Ended September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$—	$2,085	0.05%
Commercial and Industrial	215	—	—	—	—	215	0.01
Total Commercial	215	—	—	2,085	—	2,300	0.04
Consumer
Residential Mortgage	954	—	71	—	—	1,025	0.02
Home Equity	—	—	169	—	—	169	0.01
Automobile	9,869	—	—	—	—	9,869	1.41
Other	1,496	—	—	—	—	1,496	0.36
Total Consumer	12,319	—	240	—	—	12,559	0.16
Total Loans and Leases	$12,534	$—	$240	$2,085	$—	$14,859	0.11%

Three Months Ended September 30, 2024
Commercial
Commercial and Industrial	$11	$—	$—	$—	$—	$11	0.00%
Total Commercial	11	—	—	—	—	11	0.00
Consumer
Automobile	3,862	—	—	—	—	3,862	0.49
Other	635	—	—	—	—	635	0.17
Total Consumer	4,497	—	—	—	—	4,497	0.06
Total Loans and Leases	$4,508	$—	$—	$—	$—	$4,508	0.03%

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	$35	$4,432	$—	$—	$—	$4,467	0.27%
Total Commercial	35	4,432	—	—	—	4,467	0.08
Consumer
Residential Mortgage	—	—	—	—	14,718	14,718	0.32
Home Equity	—	—	—	—	1,116	1,116	0.05
Automobile	12,184	917	—	—	—	13,101	1.66
Other	1,498	95	—	—	—	1,593	0.42
Total Consumer	13,682	1,012	—	—	15,834	30,528	0.38
Total Loans and Leases	$13,717	$5,444	$—	$—	$15,834	$34,995	0.25%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2025
Commercial
Commercial and Industrial	95	$—	—%
Consumer
Residential Mortgage	62	—	—
Automobile	22	—	—
Other	23	—	—

Nine Months Ended September 30, 2025
Commercial
Commercial Mortgage	24	$140	1.88%
Commercial and Industrial	61	—	—
Consumer
Residential Mortgage	72	—	0.37
Home Equity	24	—	0.88
Automobile	22	—	—
Other	22	—	—

Three Months Ended September 30, 2024
Commercial
Commercial and Industrial	22	$—	—%
Consumer
Automobile	22	—	—
Other	22	—	—

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	12	$593	—%
Consumer
Residential Mortgage	0	13	—
Home Equity	0	7	—
Automobile	22	2	—
Other	21	1	—
1Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay & Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Total
Three Months Ended September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085
Total Commercial	—	—	—	2,085	2,085
Consumer
Residential Mortgage	$—	$—	$—	$—	$—
Automobile	431	—	—	—	431
Other	132	—	—	—	132
Total Consumer	563	—	—	—	563
Total Loans and Leases	$563	$—	$—	$2,085	$2,648

Nine Months Ended September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085
Total Commercial	—	—	—	2,085	2,085
Consumer
Residential Mortgage	$—	$—	$71	$—	$71
Automobile	699	—	—	—	699
Other	151	—	—	—	151
Total Consumer	850	—	71	—	921
Total Loans and Leases	$850	$—	$71	$2,085	$3,006

Three Months Ended September 30, 2024
Consumer
Automobile	$536	$112	$—	$—	$648
Other	209	1	—	—	210
Total Consumer	745	113	—	—	858
Total Loans and Leases	$745	$113	$—	$—	$858

Nine Months Ended September 30, 2024
Commercial
Commercial and Industrial	$—	$32	$—	$—	$32
Total Commercial	—	32	—	—	32
Consumer
Automobile	704	119	—	—	823
Other	217	1	—	—	218
Total Consumer	921	120	—	—	1,041
Total Loans and Leases	$921	$152	$—	$—	$1,073
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of September 30, 2025 and 2024.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,085	$2,085
Commercial and Industrial	215	25	—	—	—	240
Total Commercial	215	25	—	—	2,085	2,325
Consumer
Residential Mortgage	572	—	—	—	453	1,025
Home Equity	1,063	—	—	—	—	1,063
Automobile	10,119	1,880	209	93	—	12,301
Other	1,588	124	88	41	—	1,841
Total Consumer	13,342	2,004	297	134	453	16,230
Total Loans and Leases	$13,557	$2,029	$297	$134	$2,538	$18,555

As of September 30, 2024
Commercial
Commercial and Industrial	$4,467	$—	$—	$—	$—	$4,467
Total Commercial	4,467	—	—	—	—	4,467
Consumer
Residential Mortgage	14,718	—	—	—	—	14,718
Home Equity	1,055	—	—	—	61	1,116
Automobile	10,977	1,783	225	116	—	13,101
Other	1,326	115	75	77	—	1,593
Total Consumer	28,076	1,898	300	193	61	30,528
Total Loans and Leases	$32,543	$1,898	$300	$193	$61	$34,995

Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $10.6 million and $9.6 million as of September 30, 2025 and December 31, 2024, respectively.
Note 4.  Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of September 30, 2025 and $2.5 billion as of December 31, 2024. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income.
The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.9 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three and nine months ended September 30, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$619	$668	$647	$678
Change in Fair Value Due to Payoffs	(8)	(8)	(36)	(18)
Balance at End of Period	$611	$660	$611	$660
For the three and nine months ended September 30, 2025 and 2024, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$17,743	$19,286	$18,552	$20,201
Servicing Rights that Resulted From Asset Transfers	52	157	231	316
Amortization	(479)	(532)	(1,467)	(1,606)
Balance at End of Period	$17,316	$18,911	$17,316	$18,911
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$24,218	$25,326	$24,989	$26,173
End of Period	$23,872	$25,265	$23,872	$25,265
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Weighted-Average Constant Prepayment Rate [1]	4.10%	4.00%
Weighted-Average Life (in years)	9.05	9.28
Weighted-Average Note Rate	3.76%	3.74%
Weighted-Average Discount Rate [2]	9.49%	9.92%
1Represents annualized loan prepayment rate assumption.
2Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2025 and December 31, 2024, is presented in the following table.

(dollars in thousands)	September 30, 2025	December 31, 2024
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(295)	$(306)
Decrease in fair value from 50 bps adverse change	(583)	(606)
Discount Rate
Decrease in fair value from 25 bps adverse change	(271)	(282)
Decrease in fair value from 50 bps adverse change	(536)	(558)
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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $216.3 million and $233.2 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.
Unfunded Commitments
As of September 30, 2025, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2025	$22,573
2026	53,843
2027	11,462
2028	268
2029	234
Thereafter	16,241
Total Unfunded Commitments	$104,621
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$533	$1,137	$1,598	$3,411
Amortization Expense in Provision for Income Taxes	557	1,119	1,671	3,358
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$8,844	$6,210	$26,532	$18,631
Amortization Expense in Provision for Income Taxes	7,491	5,348	22,473	16,044
There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2025 and 2024.

Note 6.  Securities Sold Under Agreements to Repurchase
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2025 and December 31, 2024, by collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2024
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$50,000	$50,000	$100,000
The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2025 and December 31, 2024. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement and therefore are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10. Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$86,426	$—	$86,426	$15,204	$71,222	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	15,204	—	15,204	15,204	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
December 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$141,571	$—	$141,571	$5,446	$136,125	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,446	—	5,446	5,446	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
1The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $55.2 million and $109.5 million as of September 30, 2025 and December 31, 2024, respectively.

Note 7.  Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$25,105	$6,654	$18,451
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,796	1,536	4,260
Net Unrealized Gains on Investment Securities	30,901	8,190	22,711
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(15)	(46)
Defined Benefit Plans, Net	317	85	232
Other Comprehensive Income	$31,218	$8,275	$22,943
Three Months Ended September 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$46,623	$12,352	$34,271
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	6,207	1,645	4,562
Net Unrealized Gains on Investment Securities	52,830	13,997	38,833
Defined Benefit Plans:
Amortization of Net Actuarial Losses	291	77	214
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	229	61	168
Other Comprehensive Income	$53,059	$14,058	$39,001
Nine Months Ended September 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$73,024	$19,352	$53,672
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	17,374	4,605	12,769
Net Unrealized Gains on Investment Securities	90,398	23,957	66,441
Defined Benefit Plans:
Amortization of Net Actuarial Losses	1,133	300	833
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	949	252	697
Other Comprehensive Income	$91,347	$24,209	$67,138
Nine Months Ended September 30, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$64,049	$16,971	$47,078
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	18,703	4,958	13,745
Net Unrealized Gains on Investment Securities	82,752	21,929	60,823
Defined Benefit Plans:
Amortization of Net Actuarial Losses	873	232	641
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	689	184	505
Other Comprehensive Income	$83,441	$22,113	$61,328
The amortization of unrealized holding losses on HTM securities relates to the Company’s reclassification of AFS investment securities to the HTM category and will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2025
Balance at Beginning of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)
Other Comprehensive Income Before Reclassifications	18,451	—	—	18,451
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,260	232	4,492
Total Other Comprehensive Income	18,451	4,260	232	22,943
Balance at End of Period	$(135,558)	$(117,994)	$(22,699)	$(276,251)

Three Months Ended September 30, 2024
Balance at Beginning of Period	$(211,600)	$(139,838)	$(22,923)	$(374,361)
Other Comprehensive Income Before Reclassifications	34,271	—	—	34,271
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,562	168	4,730
Total Other Comprehensive Income	34,271	4,562	168	39,001
Balance at End of Period	$(177,329)	$(135,276)	$(22,755)	$(335,360)

Nine Months Ended September 30, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	53,672	—	—	53,672
Amounts Reclassified from Accumulated Other Comprehensive Income	—	12,769	697	13,466
Total Other Comprehensive Income	53,672	12,769	697	67,138
Balance at End of Period	$(135,558)	$(117,994)	$(22,699)	$(276,251)

Nine Months Ended September 30, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income Before Reclassifications	47,078	—	—	47,078
Amounts Reclassified from Accumulated Other Comprehensive Income	—	13,745	505	14,250
Total Other Comprehensive Income	47,078	13,745	505	61,328
Balance at End of Period	$(177,329)	$(135,276)	$(22,755)	$(335,360)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,796)	$(6,207)	Interest Income
	1,536	1,645	Provision for Income Tax
	(4,260)	(4,562)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit	61	62	Other Noninterest Expense
Net Actuarial Losses	(378)	(291)	Other Noninterest Expense
	(317)	(229)	Total Before Tax
	85	61	Provision for Income Tax
	(232)	(168)	Net of Tax

Total Reclassifications for the Period	$(4,492)	$(4,730)	Net of Tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(17,374)	$(18,703)	Interest Income
	4,605	4,958	Provision for Income Tax
	(12,769)	(13,745)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit	184	184	Other Noninterest Expense
Net Actuarial Losses	(1,133)	(873)	Other Noninterest Expense
	(949)	(689)	Total Before Tax
	252	184	Provision for Income Tax
	(697)	(505)	Net of Tax

Total Reclassifications for the Period	$(13,466)	$(14,250)	Net of Tax
1Amounts in parentheses indicate reductions to net income.

Note 8.  Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net Income Available to Common Shareholders	$48,076	$36,922	$129,159	$103,457

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,655,741	39,488,187	39,611,372	39,429,815
Dilutive Effect of Equity Based Awards	325,190	248,305	308,626	224,890
Weighted Average Common Shares Outstanding - Diluted	39,980,931	39,736,492	39,919,998	39,654,705

Earnings Per Common Share:
Basic	$1.21	$0.94	$3.26	$2.62
Diluted	$1.20	$0.93	$3.24	$2.61

Antidilutive Restricted Stock Outstanding	—	11,890	31,057	29,107
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
Noninterest income and expense include allocations from support units to business units. These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.
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
Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 322 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.
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

Selected business segment financial information as of and for the three and nine months ended September 30, 2025 and 2024, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2025
Net Interest Income (Expense)	$95,948	$54,196	$(13,469)	$136,675
Provision for (Recapture of) Credit Losses	2,578	(1)	(77)	2,500
Net Interest Income (Expense) After Provision for Credit Losses	93,370	54,197	(13,392)	134,175
Noninterest Income	33,870	9,550	2,546	45,966
Salaries and Benefits	21,318	5,103	36,484	62,905
Net Occupancy	7,392	396	3,144	10,932
Other Noninterest Expense	58,412	13,759	(33,621)	38,550
Noninterest Expense	87,122	19,258	6,007	112,387
Income (Loss) Before Provision for Income Taxes	40,118	44,489	(16,853)	67,754
Provision (Benefit) for Income Taxes	10,200	11,398	(7,189)	14,409
Net Income (Loss)	$29,918	$33,091	$(9,664)	$53,345
Total Assets as of September 30, 2025	$8,282,239	$6,120,551	$9,611,819	$24,014,609

Three Months Ended September 30, 2024 ¹
Net Interest Income (Expense)	$97,919	$50,556	$(30,857)	$117,618
Provision for (Recapture of) Credit Losses	3,058	772	(830)	3,000
Net Interest Income (Expense) After Provision for Credit Losses	94,861	49,784	(30,027)	114,618
Noninterest Income	34,133	7,786	3,191	45,110
Salaries and Benefits	20,419	5,035	33,172	58,626
Net Occupancy	6,864	475	3,467	10,806
Other Noninterest Expense	57,429	13,315	(33,084)	37,660
Noninterest Expense	84,712	18,825	3,555	107,092
Income (Loss) Before Provision for Income Taxes	44,282	38,745	(30,391)	52,636
Provision (Benefit) for Income Taxes	11,289	9,816	(8,827)	12,278
Net Income (Loss)	$32,993	$28,929	$(21,564)	$40,358
Total Assets as of September 30, 2024	$8,308,389	$5,952,321	$9,538,464	$23,799,174
1.Certain prior period information has been reclassified to conform to current presentation.

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Nine Months Ended September 30, 2025
Net Interest Income (Expense)	$286,911	$163,719	$(58,465)	$392,165
Provision for (Recapture of) Credit Losses	8,492	1,106	(598)	9,000
Net Interest Income (Expense) After Provision for Credit Losses	278,419	162,613	(57,867)	383,165
Noninterest Income	101,349	23,448	10,022	134,819
Salaries and Benefits	63,455	15,400	108,242	187,097
Net Occupancy	21,601	1,198	9,191	31,990
Other Noninterest Expense	175,243	41,176	(101,877)	114,542
Noninterest Expense	260,299	57,774	15,556	333,629
Income (Loss) Before Provision for Income Taxes	119,469	128,287	(63,401)	184,355
Provision (Benefit) for Income Taxes	30,362	32,813	(23,787)	39,388
Net Income (Loss)	$89,107	$95,474	$(39,614)	$144,967
Total Assets as of September 30, 2025	$8,282,239	$6,120,551	$9,611,819	$24,014,609

Nine Months Ended September 30, 2024 ¹
Net Interest Income (Expense)	$293,118	$152,934	$(99,650)	$346,402
Provision for (Recapture of) Credit Losses	8,218	1,239	(2,057)	7,400
Net Interest Income (Expense) After Provision for Credit Losses	284,900	151,695	(97,593)	339,002
Noninterest Income	99,768	21,278	8,436	129,482
Salaries and Benefits	61,493	15,636	96,745	173,874
Net Occupancy	20,476	1,343	10,002	31,821
Other Noninterest Expense	172,459	38,499	(94,476)	116,482
Noninterest Expense	254,428	55,478	12,271	322,177
Income (Loss) Before Provision for Income Taxes	130,240	117,495	(101,428)	146,307
Provision (Benefit) for Income Taxes	33,154	29,711	(27,390)	35,475
Net Income (Loss)	$97,086	$87,784	$(74,038)	$110,832
Total Assets as of September 30, 2024	$8,308,389	$5,952,321	$9,538,464	$23,799,174
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
During the three months ended September 30, 2025, the Company terminated several interest rate swap agreements with a total notional value of $1.0 billion. These interest rate swap agreements were designated as fair value hedging instruments. The termination of the interest rate swaps resulted in a loss of $3.8 million, which was allocated to the assets of the respective closed portfolios and will be amortized to interest income over the contractual terms of those assets using the effective interest method.

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2025, and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$1,400,000	$(8,631)	$2,000,000	$2,738
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	2,286	49	1,534	34
Forward Commitments	3,250	(10)	3,517	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,285,594	(71,345)	2,123,665	(136,218)
Pay Fixed/Receive Variable Swaps	2,285,594	71,222	2,123,665	136,125
Conversion Rate Swap Agreements [2]	103,508	NA	96,466	NA
Makewhole Agreements [3]	46,901	NA	65,763	NA
1As of September 30, 2025 and December 31, 2024, the amounts presented in the table above exclude forward starting swaps with notional values of $600 million and $300 million, respectively, and fair values of $1.5 million and $4.7 million, respectively. These swaps are scheduled to begin between October 2025 and September 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.
The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$101,508	$101,631	$146,923	$147,016
Designated as Hedging Instruments	2,551	9,713	14,507	7,039
	104,059	111,344	161,430	154,055
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	49	—	34	—
Forward Commitments	3	13	9	3
Total Derivatives	$104,111	$111,357	$161,473	$154,058
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are recognized on the Company's unaudited consolidated statements of condition at fair value.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

	Location of Net Gains (Losses) Recognized in the Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$726	$(22,380)	$(6,764)	$(2,405)
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(750)	22,435	6,746	2,288
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	226	2,615	205	8,073
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	173	(31,458)	(11,654)	(4,634)
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(238)	31,781	11,551	4,721
Net Cash Settlements	Interest and Fees on Loans and Leases	2,130	3,976	5,639	10,691
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	85	506	337	751
Forward Commitments	Mortgage Banking	(4)	(137)	(8)	79
Interest Rate Swap Agreements	Other Noninterest Income	(19)	(47)	(29)	6
Conversion Rate Swap Agreements	Investment Securities Gains (Losses), Net	(780)	—	(1,343)	—
Total		$1,549	$7,291	$4,680	$19,570
The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of September 30, 2025 and December 31, 2024:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Investment Securities, Available-for-Sale [1]	$1,206,340	$999,594	$6,340	$(406)
Loans and Leases [2]	1,804,221	1,292,670	(2,798)	(7,330)
1These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2025 and December 31, 2024, the fair value of the closed portfolios used in these hedging relationships was $1.5 billion and $1.7 billion, respectively.
2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.8 billion and $3.0 billion, respectively.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $71.2 million and $136.1 million as of September 30, 2025 and December 31, 2024, respectively.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into conversion rate swap agreements with the buyers that require payment to the buyers in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyers would be required to make payment to the Company. As of September 30, 2025 and December 31, 2024, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.
Makewhole Agreements
In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreements described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2025 and December 31, 2024, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
Derivatives Designated as Hedging Instruments
Fair Value Hedges
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in fair value of its AFS investment securities and fixed rate loans. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s unaudited consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s unaudited consolidated statements of income.
Note 11.  Commitments and Contingencies
The Company’s credit commitments as of September 30, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Unfunded Commitments to Extend Credit	$3,114,621	$3,128,272
Standby Letters of Credit	92,605	96,484
Commercial Letters of Credit	15,777	9,339
Total Credit Commitments	$3,223,003	$3,234,095

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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $77.0 million secured certain specifically identified standby letters of credit as of September 30, 2025. As of September 30, 2025, the standby and commercial letters of credit had remaining terms ranging from 1 to 12 months.
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
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate (“SOFR”). Thus, the fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2025 and December 31, 2024, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represents the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2025, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$138,100	$103,741	$—	$241,841
Debt Securities Issued by States and Political Subdivisions	—	66,041	—	66,041
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	991	—	991
Debt Securities Issued by Corporations	—	732,927	—	732,927
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,210,591	—	1,210,591
Commercial - Government Agencies or Sponsored Enterprises	—	330,185	—	330,185
Commercial - Non Agency	—	60,599	—	60,599
Total Collateralized Mortgage Obligations	—	1,601,375	—	1,601,375
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	637,235	—	637,235
Total Investment Securities Available-for-Sale	138,100	3,142,310	—	3,280,410
Loans Held for Sale	—	1,236	—	1,236
Mortgage Servicing Rights	—	—	611	611
Deferred Compensation Plan Assets	15,277	—	—	15,277
Derivatives [1]	—	104,062	49	104,111
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2025	$153,377	$3,247,608	$660	$3,401,645
Liabilities:
Derivatives [1]	$—	$111,357	$—	$111,357
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2025	$—	$111,357	$—	$111,357
December 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,389	$98,683	$—	$249,072
Debt Securities Issued by States and Political Subdivisions	—	63,859	—	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	671,675	—	671,675
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	935,220	—	935,220
Commercial - Government Agencies or Sponsored Enterprises	—	283,474	—	283,474
Total Collateralized Mortgage Obligations	—	1,218,694	—	1,218,694
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	484,764	—	484,764
Total Investment Securities Available-for-Sale	150,389	2,539,139	—	2,689,528
Loans Held for Sale	—	2,150	—	2,150
Mortgage Servicing Rights	—	—	647	647
Deferred Compensation Plan Assets	18,155	—	—	18,155
Derivatives [1]	—	161,439	34	161,473
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2024	$168,544	$2,702,728	$681	$2,871,953
Liabilities:
Derivatives [1]	$—	$154,058	$—	$154,058
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024	$—	$154,058	$—	$154,058
1The fair value of each class of derivatives is shown in Note 10. Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of September 30, 2025 and December 31, 2024, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three and nine months ended September 30, 2025 and 2024.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2025
Loans Held for Sale	$1,236	$1,219	$17
December 31, 2024
Loans Held for Sale	$2,150	$2,109	$41
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and nine months ended September 30, 2025 and 2024, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,340,032	$3,717,573	$119,767	$3,597,806	$—
Loans	13,719,997	13,313,618	—	—	13,313,618
Financial Instruments - Liabilities
Time Deposits	3,051,354	3,043,493	—	3,043,493	—
Securities Sold Under Agreements to Repurchase	50,000	51,516	—	51,516	—
Other Debt [1]	550,000	545,664	—	545,664	—
December 31, 2024
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,618,543	$3,820,882	$116,941	$3,703,941	$—
Loans	13,777,756	12,908,626	—	—	12,908,626
Financial Instruments – Liabilities
Time Deposits	3,059,575	3,050,583	—	3,050,583	—
Securities Sold Under Agreements to Repurchase	100,000	101,478	—	101,478	—
Other Debt [1]	550,000	538,808	—	538,808	—
1Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the third quarter of 2025, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2024 fiscal year, as well as the year-to-year comparison between fiscal years 2024 and 2023, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025.
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
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government (including the current federal government shutdown), changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi, including as a result of the federal government shutdown, could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (28) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (29) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (30) The soundness of other financial institutions may adversely impact our financial condition or results of operations; (31) We have experienced increases in FDIC insurance assessments; and (32) Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

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
Hawai‘i Economy
As of September 30, 2025, Hawai‘i’s economy continues to show resilience despite broader national and global uncertainties. While tourism has softened, the sector remains a vital contributor to the state’s recovery, with domestic travel helping to offset slower international arrivals. Construction activity remains strong, supported by public infrastructure investment and rebuilding efforts, and continues to provide stability across the labor market. Inflationary pressures and changes to federal support programs present challenges, but ongoing state-level initiatives and a diversified economic base are expected to help mitigate their impact. Although job growth has moderated and federal employment reductions are underway, Hawai‘i’s unemployment rate has been lower relative to national levels. Hawai‘i’s unemployment rate was 2.7% in August 2025, which was below the U.S. unemployment rate of 4.3%.
For the first nine months of 2025, the median price of single-family home and condominium sales on Oahu increased by 4.1% and decreased by 1.0%, respectively, compared to the same period in 2024. The volume of single-family homes sales on Oahu increased 0.8% and condominium sales decreased 3.0% compared to the same period in 2024. Inventory of single-family homes and condominiums on Oahu was 3.4 months and 6.4 months, respectively, for the third quarter of 2025.
Earnings Summary
Net income for the third quarter of 2025 was $53.3 million, an increase of $13.0 million, or 32%, compared to the same period in 2024. Diluted earnings per common share was $1.20 for the third quarter of 2025, an increase of $0.27, or 29%, compared to the same period in 2024.
•The return on average common equity for the third quarter of 2025 was 13.59% compared with 11.50% in the same quarter of 2024.
•Net interest income for the third quarter of 2025 was $136.7 million, an increase of 16% compared to the same period last year.
•Net interest margin was 2.46% in the third quarter of 2025, an increase of 28 basis points from the same period in 2024.
•The provision for credit losses for the third quarter of 2025 and 2024 was $2.5 million and $3.0 million, respectively.
•Noninterest income was $46.0 million in the third quarter of 2025, an increase of 2% compared to the same period last year.
•Noninterest expense was $112.4 million in the third quarter of 2025, an increase of 5% compared to the same period last year.
•The effective tax rate for the third quarter of 2025 was 21.3% compared with 23.3% compared to the same period last year.
The balance sheet remained stable during the third quarter of 2025. Compared to December 31, 2024, we experienced a modest decline in loans, while investments and deposits increased.
•Total assets were $24.0 billion as of September 30, 2025, an increase of 1.8% from December 31, 2024.
•Total loans and leases were $14.0 billion as of September 30, 2025, a decrease of 0.4% from December 31, 2024.
•The allowance for credit losses on loans and leases was $148.8 million as of September 30, 2025, a decrease from December 31, 2024. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.06% at the end of the quarter, flat from December 31, 2024.
•Net loan and lease charge-offs during the third quarter of 2025 were $2.6 million or 7 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the third quarter of 2025 were comprised of charge-offs of $4.0 million partially offset by recoveries of $1.4 million. Compared to the same quarter of 2024, net loan and lease charge-offs decreased by $1.3 million or 4 basis points annualized on total average loans and leases outstanding.
•Total non-performing assets (“NPAs”) were $16.9 million as of September 30, 2025, down $2.4 million from December 31, 2024. NPAs were 12 basis points of total loans and leases and foreclosed real estate at the end of the quarter, down 2 basis points from December 31, 2024.
•The investment securities portfolio was $7.6 billion as of September 30, 2025, an increase of 4.3% from December 31, 2024. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises. Floating rate securities represented 19.3% of the investment securities portfolio as of September 30, 2025, compared to 16.5% as of December 31, 2024.
•Total deposits were $21.1 billion as of September 30, 2025 and $20.6 billion as of December 31, 2024.
•Total shareholders’ equity was $1.8 billion as of September 30, 2025, an increase of 7.4% from December 31, 2024.
•No shares of common stock were repurchased under the share repurchase program in the third quarter of 2025. Total remaining buyback authority under the share repurchase program was $126.0 million at September 30, 2025.
•The Company’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Company’s outstanding common shares. The dividend will be payable on December 12, 2025 to shareholders of record at the close of business on November 28, 2025.
•On October 3, 2025, the Company announced that the Board of Directors declared quarterly dividend payments of $10.94 per share, equivalent to $0.2735 per depositary share, on its preferred stock, Series A, and $20.00 per share, equivalent to $0.5000 per depositary share, on its preferred stock, Series B. The depositary shares representing the Series A Preferred Stock and Series B Preferred Stock are traded on the NYSE under the symbol “BOH.PRA” and “BOH.PRB”, respectively. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on November 3, 2025 to shareholders of record of the preferred stock as of the close of business on October 17, 2025.

Analysis of Unaudited Statements of Income
Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹											Table 1
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$744.3	$8.2	4.31%	$667.8	9.0	5.27%	$533.5	$17.5	4.32%	$530.0	$21.3	5.28%
Investment Securities
Available-for-Sale
Taxable	3,157.8	29.3	3.70	2,430.0	23.0	3.80	2,979.8	80.2	3.59	2,373.1	66.4	3.73
Non-Taxable	32.4	0.5	5.98	11.8	0.2	6.63	27.0	1.2	5.85	5.0	0.2	5.59
Held-to-Maturity
Taxable	4,363.9	19.2	1.76	4,735.5	21.0	1.77	4,457.6	59.0	1.77	4,832.9	64.4	1.78
Non-Taxable	33.8	0.2	2.10	34.4	0.2	2.10	34.0	0.5	2.10	34.6	0.5	2.10
Total Investment Securities	7,587.9	49.2	2.59	7,211.7	44.4	2.46	7,498.4	140.9	2.51	7,245.6	131.5	2.42
Loans Held for Sale	1.6	0.0	5.92	3.8	0.1	6.13	2.0	0.1	5.89	2.5	0.1	6.16
Loans and Leases [3]
Commercial Mortgage	4,016.3	54.3	5.36	3,744.6	52.0	5.51	4,018.9	160.5	5.34	3,728.3	153.9	5.52
Commercial and Industrial	1,600.7	20.5	5.09	1,665.3	22.6	5.42	1,657.1	62.9	5.07	1,673.6	67.1	5.36
Construction	394.4	7.3	7.32	357.3	7.1	7.95	366.6	20.0	7.28	329.0	19.0	7.71
Commercial Lease Financing	93.0	1.0	4.11	59.6	0.4	2.58	92.5	2.8	4.00	59.1	1.0	2.25
Residential Mortgage	4,638.1	46.7	4.02	4,593.7	46.4	4.03	4,627.2	137.1	3.95	4,613.0	137.0	3.96
Home Equity	2,129.6	23.9	4.46	2,206.9	22.4	4.04	2,141.8	69.7	4.35	2,229.5	65.3	3.91
Automobile	706.9	9.5	5.35	795.7	9.4	4.72	729.7	28.3	5.18	813.3	27.5	4.51
Other	403.0	7.7	7.63	386.9	6.9	7.13	397.0	22.3	7.52	391.0	20.2	6.91
Total Loans and Leases	13,982.0	170.9	4.86	13,810.0	167.2	4.82	14,030.8	503.6	4.80	13,836.8	491.0	4.74
Other	65.3	1.1	6.54	63.2	0.9	6.43	65.2	3.2	6.64	62.6	3.1	6.61
Total Earning Assets	22,381.1	229.4	4.08	21,756.5	221.7	4.06	22,129.9	665.3	4.01	21,677.5	647.0	3.98
Non-Earning Assets	1,613.9			1,582.0			1,614.8			1,577.9
Total Assets	$23,995.0			$23,338.5			$23,744.7			$23,255.4
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,781.0	$7.8	0.81%	$3,775.6	$8.9	0.94%	$3,753.3	$22.4	0.80%	$3,776.1	$25.4	0.90%
Savings	8,831.0	50.6	2.28	8,402.9	55.7	2.63	8,652.4	146.0	2.25	8,264.9	157.1	2.54
Time	3,057.6	26.2	3.40	3,008.7	31.5	4.17	3,048.4	80.4	3.53	3,008.6	94.2	4.18
Total Interest-Bearing Deposits	15,669.6	84.6	2.14	15,187.2	96.1	2.52	15,454.1	248.8	2.15	15,049.6	276.7	2.46
Securities Sold Under Agreements to Repurchase	50.0	0.5	3.89	100.5	1.0	3.87	58.8	1.7	3.88	124.2	3.6	3.82
Other Debt	558.3	6.0	4.23	560.1	5.9	4.24	564.9	17.8	4.23	561.3	17.8	4.25
Total Interest-Bearing Liabilities	16,277.9	91.1	2.22	15,847.8	103.0	2.59	16,077.8	268.3	2.23	15,735.1	298.1	2.53
Net Interest Income		$138.3			$118.7			$397.0			$348.8
Interest Rate Spread			1.86			1.47			1.78			1.45
Net Interest Margin			2.46			2.18			2.39			2.15
Noninterest-Bearing Demand Deposits	5,398.7			5,297.2			5,359.9			5,412.6
Other Liabilities	569.8			571.6			597.2			615.1
Shareholders' Equity	1,748.6			1,621.9			1,709.8			1,492.6
Total Liabilities and Shareholders' Equity	$23,995.0			$23,338.5			$23,744.7			$23,255.4
1Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.7 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2024, respectively.
3Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis						Table 2
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to September 30, 2024			Compared to September 30, 2024
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$1.0	$(1.8)	$(0.8)	$0.1	$(3.9)	$(3.8)
Investment Securities
Available-for-Sale
Taxable	6.8	(0.5)	6.3	16.3	(2.5)	13.8
Non-Taxable	0.3	0.0	0.3	1.0	0.0	1.0
Held-to-Maturity
Taxable	(1.6)	(0.2)	(1.8)	(5.0)	(0.4)	(5.4)
Non-Taxable	0.0	—	0.0	0.0	—	0.0
Total Investment Securities	5.5	(0.7)	4.8	12.3	(2.9)	9.4
Loans Held for Sale	(0.1)	0.0	(0.1)	0.0	0.0	0.0
Loans and Leases
Commercial Mortgage	3.7	(1.4)	2.3	11.7	(5.1)	6.6
Commercial and Industrial	(0.8)	(1.3)	(2.1)	(0.6)	(3.6)	(4.2)
Construction	0.8	(0.6)	0.2	2.1	(1.1)	1.0
Commercial Lease Financing	0.5	0.1	0.6	1.4	0.4	1.8
Residential Mortgage	0.4	(0.1)	0.3	0.4	(0.3)	0.1
Home Equity	(0.8)	2.3	1.5	(2.7)	7.1	4.4
Automobile	(1.1)	1.2	0.1	(3.0)	3.8	0.8
Other	0.3	0.5	0.8	0.3	1.8	2.1
Total Loans and Leases	3.0	0.7	3.7	9.6	3.0	12.6
Other	0.1	0.1	0.2	0.1	0.0	0.1
Total Change in Interest Income	9.5	(1.7)	7.8	22.1	(3.8)	18.3

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.0	(1.1)	(1.1)	(0.2)	(2.8)	(3.0)
Savings	2.7	(7.8)	(5.1)	7.1	(18.2)	(11.1)
Time	0.6	(5.9)	(5.3)	1.2	(15.0)	(13.8)
Total Interest-Bearing Deposits	3.3	(14.8)	(11.5)	8.1	(36.0)	(27.9)
Securities Sold Under Agreements to Repurchase	(0.5)	0.0	(0.5)	(2.0)	0.1	(1.9)
Other Debt	0.0	0.1	0.1	0.1	(0.1)	0.0
Total Change in Interest Expense	2.8	(14.7)	(11.9)	6.2	(36.0)	(29.8)

Change in Net Interest Income	$6.7	$13.0	$19.7	$15.9	$32.2	$48.1
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
The average balance of our earning assets for the three and nine months ended September 30, 2025 increased by $624.6 million or 3% and $452.4 million or 2%, respectively, compared to the same periods in 2024. These increases were due to increases in the average balances of available-for-sale investment securities and commercial mortgage loans. As compared to the same periods last year, yields on our investment securities portfolio increased by 13 and 9 basis points during the three and nine months ended September 30, 2025, respectively, primarily due to the amortization of lower yielding investments being reinvested into new investments at higher current interest rates. This increase was partially offset by lower income earned from interest rate swaps that hedge a portion of our available-for-sale (“AFS”) securities portfolio. As compared to the same periods last year, yields on our loan and lease portfolio increased by 4 and 6 basis points during the three and nine months ended September 30, 2025, respectively, primarily due to higher rates on home equity lines and automobile loans originated, partially offset by the payoffs of higher yielding commercial mortgage and commercial and industrial loans.
The average balance of our interest-bearing liabilities for the three and nine months ended September 30, 2025 increased by $430.1 million or 3% and $342.7 million or 2%, respectively, compared to the same periods in 2024 primarily due to an increase in savings deposits. As compared to the same periods last year, the cost of our interest-bearing liabilities decreased by 37 and 30 basis points during the three and nine months ended September 30, 2025, respectively, primarily due to a decrease in the prevailing interest rate environment, which was driven by 125 basis points of interest rate cuts by the Federal Open Market Committee from September 2024 through September 2025.
Noninterest Income
Table 3 presents the components of noninterest income.

Noninterest Income								Table 3
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change	2025	2024	Dollar Change	Percent Change
Fees, Exchange, and Other Service Charges	$15,219	$14,945	$274	1.8%	$44,039	$42,837	$1,202	2.8%
Trust and Asset Management	12,598	11,916	682	5.7	36,436	35,328	1,108	3.1
Service Charges on Deposit Accounts	8,510	8,075	435	5.4	24,888	23,752	1,136	4.8
Bank-Owned Life Insurance	3,681	3,533	148	4.2	11,006	10,285	721	7.0
Annuity and Insurance	1,095	1,460	(365)	(25.0)	4,087	4,089	(2)	—
Mortgage Banking	906	1,188	(282)	(23.7)	2,743	3,167	(424)	(13.4)
Investment Securities Losses, Net	(1,945)	(1,103)	(842)	76.3	(4,678)	(4,201)	(477)	11.4
Other Income	5,902	5,096	806	15.8	16,298	14,225	2,073	14.6
Total Noninterest Income	$45,966	$45,110	$856	1.9%	$134,819	$129,482	$5,337	4.1%
Investment securities losses increased by $0.8 million or 76.3% in the third quarter of 2025 compared to the same period last year, primarily due to higher fees paid to counterparties for Visa Class B share conversion rate expense during the third quarter of 2025. In October 2025, we initiated the process of repositioning a portion of our AFS securities. As a result, we expect to realize a loss on the sale of certain securities during the quarter ending December 31, 2025 that is expected to range from $16 million to $17 million.
Other income increased by $0.8 million or 15.8% in the third quarter of 2025 compared to the same period last year, primarily due to an increase in customer derivative transactions during the quarter. Other income increased by $2.1 million or 14.6% for the first nine months of 2025 compared to the same period last year, primarily due to an increase in customer derivative transactions, a gain on sale of an other real estate owned (“OREO”) property, and the recovery of a previously charged-off bank-owned life insurance policy.
On October 1, 2025, we sold the economic interests of our merchant services portfolio. As a result of this transaction, we will recognize a one-time gain of approximately $18 million during the quarter ending December 31, 2025. The noninterest income generated from our merchant services portfolio during the three and nine months ended September 30, 2025 was $3.1 million and $8.7 million, respectively. These amounts were recognized in Fees, Exchange, and Other Service Charges.
Annuity and insurance decreased by $0.4 million or 25.0% in the third quarter of 2025 compared to the same period last year, primarily due to the onboarding of our new broker-dealer service provider during the quarter.
Mortgage banking decreased by $0.3 million or 23.7% in the third quarter of 2025 compared to the same period last year, primarily due to a decrease in the amount of loans sold to third parties.

Noninterest Expense
Table 4 presents the components of noninterest expense.

Noninterest Expense								Table 4
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change	2025	2024	Dollar Change	Percent Change
Salaries	$40,428	$38,993	$1,435	3.7%	$118,314	$115,686	$2,628	2.3%
Incentive Compensation	4,280	5,086	(806)	(15.8)	14,920	11,285	3,635	32.2
Retirement and Other Benefits	3,895	3,692	203	5.5	12,850	11,952	898	7.5
Share-Based Compensation	3,979	3,364	615	18.3	11,148	10,459	689	6.6
Medical, Dental, and Life Insurance	3,908	3,512	396	11.3	12,055	9,935	2,120	21.3
Payroll Taxes	2,998	2,839	159	5.6	10,762	10,639	123	1.2
Separation Expense	2,091	161	1,930	1198.8	3,546	1,428	2,118	148.3
Commission Expense	1,326	979	347	35.4	3,502	2,490	1,012	40.6
Total Salaries and Benefits	62,905	58,626	4,279	7.3	187,097	173,874	13,223	7.6
Net Occupancy	10,932	10,806	126	1.2	31,990	31,821	169	0.5
Net Equipment	10,285	10,120	165	1.6	30,454	30,578	(124)	(0.4)
Data Processing	5,603	4,712	891	18.9	16,326	14,227	2,099	14.8
Professional Fees	4,022	4,725	(703)	(14.9)	12,549	14,331	(1,782)	(12.4)
FDIC Insurance	3,508	3,355	153	4.6	8,790	14,139	(5,349)	(37.8)
Other Expense:
Advertising	2,059	2,168	(109)	(5.0)	6,098	5,802	296	5.1
Merchant Transaction and Card Processing Fees	1,737	1,702	35	2.1	5,163	5,012	151	3.0
Delivery and Postage Services	1,664	1,709	(45)	(2.6)	5,009	5,090	(81)	(1.6)
Mileage Program Travel	1,048	1,079	(31)	(2.9)	3,154	3,212	(58)	(1.8)
Broker's Charges	706	562	144	25.6	1,956	1,373	583	42.5
Other	7,918	7,528	390	5.2	25,043	22,718	2,325	10.2
Total Other Expense	15,132	14,748	384	2.6	46,423	43,207	3,216	7.4
Total Noninterest Expense	$112,387	$107,092	$9,958	9.3%	$333,629	$322,177	$27,891	8.7%
Total salaries and benefits expense increased by $4.3 million or 7.3% in the third quarter of 2025 compared to the same period last year, primarily due to increases in base salaries and separation expense, partially offset by lower incentive compensation. Total salaries and benefits expense increased by $13.2 million or 7.6% for the first nine months of 2025, compared to the same period last year, primarily due to increases in base salaries, incentive compensation, medical, dental, and life insurance and separation expense.
Data processing fees increased by $0.9 million or 18.9% in the third quarter of 2025 and by $2.1 million or 14.8% for the first nine months of 2025 compared to the same periods last year, primarily due to an increase in data service fees, our online banking platform, and an increase in debit card transactions.

Professional fees decreased by $0.7 million or 14.9% in the third quarter of 2025 and by $1.8 million or 12.4% for the first nine months of 2025 compared to the same periods last year, primarily due to a decrease in consulting and outsourcing costs incurred.
FDIC insurance expense decreased by $5.3 million or 37.8% for the first nine months of 2025 compared to the same period last year, primarily due to a partial recovery of the FDIC special assessment in 2025.
Other expense increased by $2.3 million or 10.2% for the first nine months of 2025 compared to the same period last year, primarily due to an increase in operational losses, telephone charges, and travel expenses.

Provision for Income Taxes
Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for Income Taxes	$14,409	$12,278	$39,388	$35,475
Effective Tax Rates	21.3%	23.3%	21.4%	24.2%
The provision for income taxes was $14.4 million in the third quarter of 2025, an increase of $2.1 million compared to the same period in 2024. The effective tax rate for the third quarter of 2025 was 21.3%, a decrease from 23.3% for the same period in 2024. The lower effective tax rate in the third quarter of 2025 compared to the same period in 2024 was primarily due to a decrease in tax expense from discrete items and an increase in tax-exempt investment income.

The provision for income taxes was $39.4 million in the first nine months of 2025, an increase of $3.9 million compared to the same period in 2024. The effective tax rate for the first nine months of 2025 was 21.4%, a decrease from 24.2% for the same period in 2024. The lower effective tax rate for the first nine months of 2025 compared to the same period in 2024 was due to a decrease in tax expense from discrete items and an increase in tax-exempt investment income.

In July 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted, permanently extending several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBA also introduces changes to certain U.S. corporate tax rules, most of which take effect in 2026. We have evaluated the impact of the OBBA and do not expect any material changes to our effective tax rate or results of operations.

Analysis of Unaudited Statements of Condition
Investment Securities
The carrying value of our investment securities portfolio was $7.6 billion and $7.3 billion as of September 30, 2025 and December 31, 2024, respectively. The increase was primarily due to the purchase of $738.1 million in available-for-sale investment securities during the nine months ended September 30, 2025, of which $333.7 million were floating rate securities. The increase was partially offset by the amortization of existing securities. Floating rate securities represented 19.3% of the investment securities portfolio, measured by par value, as of September 30, 2025, compared to 16.5% as of December 31, 2024.
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
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac represent the largest concentration in our portfolio. As of September 30, 2025, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided.
Net unrealized losses in our AFS and HTM investment securities were $0.8 billion as of September 30, 2025 and $1.1 billion as of December 31, 2024. In addition, we transferred AFS investment securities to the HTM category in 2022. At the time of transfer, these securities had a fair value of $1.3 billion. The unrealized losses at the time of transfer are being amortized over the estimated remaining life of the securities as an adjustment of yield and recognized as a reduction of interest income. The unamortized balance of these losses was $160.5 million and $177.9 million as of September 30, 2025 and December 31, 2024, respectively. See Note 2 Investment Securities and Note 7 Accumulated Other Comprehensive Income to the unaudited Consolidated Financial Statements for more information. In October 2025, we initiated the process of repositioning a portion of our AFS securities. As a result, we expect to realize a loss on the sale of certain securities during the quarter ending December 31, 2025 that is expected to range from $16 million to $17 million.

Loans and Leases
Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,040,711	$4,020,622	$20,089	0.5%
Commercial and Industrial	1,581,232	1,705,133	(123,901)	(7.3)
Construction	380,944	308,898	72,046	23.3
Lease Financing	92,213	90,756	1,457	1.6
Total Commercial	6,095,100	6,125,409	(30,309)	(0.5)
Consumer
Residential Mortgage	4,685,214	4,628,283	56,931	1.2
Home Equity	2,129,599	2,165,514	(35,915)	(1.7)
Automobile	699,244	764,146	(64,902)	(8.5)
Other	412,422	392,628	19,794	5.0
Total Consumer	7,926,479	7,950,571	(24,092)	(0.3)
Total Loans and Leases	$14,021,579	$14,075,980	$(54,401)	(0.4)%

Total loans and leases as of September 30, 2025 decreased by $54.4 million or 0.4% from December 31, 2024 due to reductions in both our commercial and consumer loans.
Commercial loans and leases as of September 30, 2025 decreased by $30.3 million or 0.5% from December 31, 2024, primarily due to a decline in commercial and industrial loans, which decreased by $123.9 million or 7.3% largely as a result of paydowns. This was partially offset by construction loans, which increased by $72.0 million or 23.3%, primarily due to increased construction activity during the year. Consumer loans and leases as of September 30, 2025 decreased by $24.1 million or 0.3% from December 31, 2024, primarily due to paydowns in our home equity portfolio and a slowdown in production for our automobile loans. This was partially offset by residential mortgage loans, which increased by $56.9 million or 1.2%, primarily due to a decrease in the amount of loans sold to third parties during the nine months ended September 30, 2025.

Table 6a presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 6a
	September 30, 2025			December 31, 2024
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$1,013,811	25%	—%	$1,025,247	25%	—%
Industrial	735,926	18	40	724,645	18	42
Lodging	684,507	17	—	676,350	17	—
Retail	690,878	17	3	704,780	18	3
Office	343,417	9	21	371,474	9	20
Other [1]	572,172	14	23	518,126	13	26
Total Commercial Mortgage	$4,040,711	100%	13%	$4,020,622	100%	13%
1.Amount includes unamortized loan origination fees.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2025
Commercial
Commercial Mortgage	$3,611,818	$253,670	$174,800	$423	$4,040,711
Commercial and Industrial	1,368,505	135,520	66,132	11,075	1,581,232
Construction	380,944	—	—	—	380,944
Lease Financing	91,912	—	301	—	92,213
Total Commercial	5,453,179	389,190	241,233	11,498	6,095,100
Consumer
Residential Mortgage	4,607,506	5,409	72,024	275	4,685,214
Home Equity	2,085,655	38	43,906	—	2,129,599
Automobile	557,335	—	110,810	31,099	699,244
Other	355,938	—	54,221	2,263	412,422
Total Consumer	7,606,434	5,447	280,961	33,637	7,926,479
Total Loans and Leases	$13,059,613	$394,637	$522,194	$45,135	$14,021,579
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

December 31, 2024
Commercial
Commercial Mortgage	$3,534,658	$297,758	$187,777	$429	$4,020,622
Commercial and Industrial	1,493,386	139,968	62,824	8,955	1,705,133
Construction	308,898	—	—	—	308,898
Lease Financing	90,260	—	496	—	90,756
Total Commercial	5,427,202	437,726	251,097	9,384	6,125,409
Consumer
Residential Mortgage	4,553,553	5,469	68,932	329	4,628,283
Home Equity	2,119,548	41	45,925	—	2,165,514
Automobile	601,359	—	125,331	37,456	764,146
Other	336,718	—	47,279	8,631	392,628
Total Consumer	7,611,178	5,510	287,467	46,416	7,950,571
Total Loans and Leases	$13,038,380	$443,236	$538,564	$55,800	$14,075,980
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%
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

Other Assets
Table 8 presents the major components of other assets.

Other Assets				Table 8
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar Change	Percent Change
Low-Income Housing and Other Equity Investments	$216,333	$233,202	$(16,869)	(7.2)%
Deferred Tax Assets and Tax Receivable	159,586	172,499	(12,913)	(7.5)
Derivative Financial Instruments	104,111	161,473	(57,362)	(35.5)
Federal Home Loan Bank of Des Moines Stock	34,750	34,750	—	—
Federal Reserve Bank Stock	30,651	30,339	312	1.0
Prepaid Expenses	24,075	22,623	1,452	6.4
Deferred Compensation Plan Assets	15,277	18,155	(2,878)	(15.9)
Accounts Receivable	15,029	16,981	(1,952)	(11.5)
Foreclosed Real Estate	125	2,657	(2,532)	(95.3)
Other	43,364	44,279	(915)	(2.1)
Total Other Assets	$643,301	$736,958	$(93,657)	(12.7)%
Derivative financial instruments decreased by $57.4 million or 35.5% due to changes in interest rates from December 2024 to September 2025, decreasing the valuation of customer swaps and fair value hedges. Deferred compensation plan assets decreased by $2.9 million or 15.9%, primarily due to distributions from the executive deferred compensation plan in 2025. Foreclosed real estate decreased by 2.5 million or 95.3%, primarily due to the sale of foreclosed properties during the nine months ended September 30, 2025. Accounts receivable decreased by $2.0 million or 11.5%, primarily due to changes in accruals and timing of payments.
Deposits
Table 9 presents the composition of our deposits by major customer categories.

Deposits				Table 9
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar Change	Percent Change
Consumer	$10,393,932	$10,397,777	$(3,845)	—%
Commercial	8,348,396	8,299,590	48,806	0.6
Public and Other	2,338,341	1,935,670	402,671	20.8
Total Deposits	$21,080,669	$20,633,037	$447,632	2.2%
Total deposits were $21.1 billion as of September 30, 2025, an increase of $447.6 million or 2.2% from December 31, 2024. Consumer deposits decreased by $3.8 million due to decreases of $101.2 million in interest-bearing deposits and $58.3 million in time deposits, partially offset by increases of 149.4 million in savings deposits and $6.3 million in non-interest bearing deposits. Commercial deposits increased by $48.8 million primarily from increases of $69.1 million in interest-bearing deposits, partially offset by a decrease of $20.3 million in non-interest bearing deposits. Public and other deposits increased by $402.7 million due to an increase of $411.3 million in interest-bearing deposits, partially offset by a decrease of $8.6 million in non-interest bearing deposits.
Table 10 presents the composition of our savings deposits.

Savings Deposits				Table 10
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar Change	Percent Change
Money Market	$3,396,404	$3,430,047	$(33,643)	(1.0)%
Regular Savings	5,418,047	4,934,869	483,178	9.8
Total Savings Deposits	$8,814,451	$8,364,916	$449,535	5.4%

The increase in Regular Savings was primarily due to increases in consumer deposits of $162.4 million, public deposits of $295.7 million, and commercial deposits of $25.1 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $20.7 million and consumer deposits of $13.0 million.
Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	September 30, 2025	December 31, 2024	Change
Remaining maturity:
Three months or less	$817,093	$635,812	$181,281
After three through six months	352,526	365,354	(12,828)
After six through twelve months	305,785	524,286	(218,501)
After twelve months	177,147	102,795	74,352
Total	$1,652,551	$1,628,247	$24,304
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

Uninsured Deposits Reconciliation		Table 12
(dollars in thousands)	September 30, 2025 [1]	December 31, 2024 [2]
Estimated Uninsured Deposits, as Reported in our Call Report	$10,092,260	$9,754,299
Less:
Deposits Collateralized by Government-Backed Securities	(2,205,398)	(1,794,050)
Intercompany Deposits of Wholly-Owned Subsidiaries	(122,510)	(121,932)
Other	(109,607)	(110,995)
Adjusted Uninsured Deposits	$7,654,745	$7,727,322
1Balances presented as of September 30, 2025 are preliminary.
2Balances presented as of December 31, 2024 were revised to reflect changes made in our Call Report.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million and $100.0 million as of September 30, 2025 and December 31, 2024, respectively. In February 2025, a private institution exercised its right to call on a repurchase agreement with a balance of $50.0 million, resulting in its termination. As of September 30, 2025, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 4.13 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.
Other Debt
Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	8,201	8,274	(73)
Total	$558,201	$558,274	$(73)
Analysis of Business Segments
Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income								Table 14
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change	2025	2024	Dollar Change	Percent Change
Consumer Banking	$29,918	$32,993	$(3,075)	(9.3)%	$89,107	$97,086	$(7,979)	(8.2)%
Commercial Banking	33,091	28,929	4,162	14.4	95,474	87,784	7,690	8.8
Total	63,009	61,922	1,087	1.8	184,581	184,870	(289)	(0.2)
Treasury and Other	(9,664)	(21,564)	11,900	55.2	(39,614)	(74,038)	34,424	46.5
Consolidated Total	$53,345	$40,358	$12,987	32.2%	$144,967	$110,832	$34,135	30.8%

Consumer Banking
Net income decreased by $3.1 million or 9% in the third quarter of 2025 compared to the same period last year, primarily due to an increase in noninterest expense and a decrease in net interest income. This was partially offset by a decrease in the provision for loan losses. Noninterest expense increased by $2.4 million or 3%, primarily due to higher salaries and benefits expense, mobile and online banking platform costs, and allocated administrative and support unit costs. Net interest income decreased by $2.0 million or 2%, primarily due to lower deposit spreads on higher deposit balances. The provision for loan losses decreased by $0.5 million or 16%, primarily due to lower net charge-offs in the auto loan portfolio.

Net income decreased by $8.0 million or 8% in the first nine months of 2025 compared to the same period last year, primarily due to a decrease in net interest income and an increase in noninterest expense. This was partially offset by an increase in noninterest income. Net interest income decreased by $6.2 million or 2%, primarily due to lower deposit spreads on higher deposit balances. Noninterest expense increased by $5.9 million or 2%, primarily due to higher salaries and benefits expense, mobile and online banking platform costs, operational losses, card production costs, and allocated administrative and support unit costs. Noninterest income increased by $1.6 million or 2%, primarily due to increases in trust and asset management income, monthly service fees, and credit card commissions, partially offset by a decrease in mortgage banking income.

Commercial Banking
Net income increased by $4.2 million or 14% in the third quarter of 2025 compared to the same period last year, primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $3.6 million or 7%, primarily due to an increase in loan balances, primarily in commercial mortgages, as well as a net increase in allocated interest income related to increases in balances and spreads on interest-bearing and savings deposits, partially offset by a decline in noninterest-bearing deposits. Noninterest income increased by $1.8 million or 23%, primarily due to higher customer derivative program revenue, merchant revenue, loan and commitment fees, and analyzed deposit account fees. Noninterest expense increased by $0.4 million or 2%, primarily due to higher allocated administrative, support unit and branch expenses, professional fees, and data processing, partially offset by lower equipment expense and fewer operational losses in the period.

Net income increased by $7.7 million or 9% in the first nine months of 2025 compared to the same period last year, primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $10.8 million or 7%, primarily due to an increase in loan balances, primarily in commercial mortgages, as well as a net increase in allocated interest income related to increases in balances and spreads on interest-bearing and savings deposits, partially offset by a decline in noninterest-bearing deposit balances. Noninterest income increased by $2.2 million or 10%, primarily due to higher customer derivative program revenue, merchant revenue, loan and commitment fees, analyzed deposit account fees and a one-time gain on sale of leased assets. Noninterest expense increased by $2.3 million or 4%, primarily due to higher allocated administrative, support unit and branch expenses, professional, data processing, and merchant transaction fees, partially offset by lower salaries and benefits, occupancy and equipment expenses, and fewer operational losses in the period.

Treasury and Other
Net loss decreased by $11.9 million or 55% in the third quarter of 2025 compared to the same period last year, primarily due to a decrease in net interest expense and an increase in noninterest income, partially offset by an increase in the provision for credit losses. Net interest expense decreased by $17.4 million or 56%, primarily due to a decrease in funding costs reflecting the current lower rate environment. Noninterest income decreased by $0.6 million or 20%, primarily due to an increase in investment securities losses. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

Net loss decreased by $34.4 million or 46% in the first nine months of 2025 compared to the same period last year, primarily due to a decrease in net interest expense and an increase in noninterest income, partially offset by an increase in noninterest expense and provision for credit losses. Net interest expense decreased by $41.2 million or 70%, primarily due to lower funding costs and an increase in interest income from higher asset yields. Noninterest income increased by $1.6 million or 19%, primarily due to increases in other income and bank-owned life insurance income. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	September 30, 2025	December 31, 2024	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$2,498	$2,450	$48
Commercial and Industrial	3,506	4,627	(1,121)
Total Commercial	6,004	7,077	(1,073)
Consumer
Residential Mortgage	5,628	5,052	576
Home Equity	5,107	4,514	593
Total Consumer	10,735	9,566	1,169
Total Non-Accrual Loans and Leases	16,739	16,643	96
Foreclosed Real Estate	125	2,657	(2,532)
Total Non-Performing Assets	$16,864	$19,300	$(2,436)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$7,456	$3,984	$3,472
Home Equity	2,765	2,845	(80)
Automobile	525	776	(251)
Other	578	677	(99)
Total Consumer	11,324	8,282	3,042
Total Accruing Loans and Leases Past Due 90 Days or More	$11,324	$8,282	$3,042
Total Loans and Leases	$14,021,579	$14,075,980	$(54,401)
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.12%	—%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.12%	0.14%	(0.02)%
Ratio of Non-Performing Assets to Total Assets	0.07%	0.08%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.10%	0.12%	(0.02)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.14%	0.15%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.20%	—%
Changes in Non-Performing Assets
Balance as of December 31, 2024	$19,300
Additions[1]	6,690
Reductions
Payments	(3,440)
Return to Accrual Status	(1,139)
Sales of Foreclosed Real Estate	(2,748)
Charge-offs/Write-downs[1]	(1,799)
Total Reductions	(9,126)
Balance as of September 30, 2025	$16,864
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

Non-accrual loans and leases as of September 30, 2025 were $16.7 million, an increase of $0.1 million or 1% from December 31, 2024 primarily due to increases in home equity and residential mortgage partially offset by a decline in commercial and industrial. Residential mortgage non-accrual loans increased by $0.6 million or 11% from December 31, 2024. As of September 30, 2025, our residential mortgage non-accrual loans were comprised of 18 loans with a weighted average current loan-to-value ratio of 73.3%. Home equity non-accrual loans increased by $0.6 million or 13% from December 31, 2024. As of September 30, 2025, our home equity non-accrual loans were comprised of 54 loans with a weighted average current loan-to-value ratio of 52.2%. Commercial and industrial non-accrual loans decreased by $1.1 million or 24% from December 31, 2024, primarily due to the partial charge-off of a significant loan.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.1 million as of September 30, 2025 compared to $2.7 million as of December 31, 2024. The decrease was due to the sale of foreclosed properties during the nine months ended September 30, 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $11.3 million as of September 30, 2025, a $3.0 million or 37% increase from December 31, 2024. The increase was primarily in our residential mortgage portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$150,128	$151,155	$150,649	$152,429
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(171)	(1,021)	(1,776)	(2,256)
Consumer
Residential Mortgage	—	—	—	(48)
Home Equity	(28)	(125)	(258)	(362)
Automobile	(1,368)	(1,651)	(4,372)	(3,794)
Other	(2,392)	(2,539)	(7,273)	(7,461)
Total Loans and Leases Charged-Off	(3,959)	(5,336)	(13,679)	(13,921)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	98	66	253	445
Consumer
Residential Mortgage	58	48	80	153
Home Equity	177	318	485	615
Automobile	559	552	1,749	1,559
Other	490	522	1,514	1,645
Total Recoveries on Loans and Leases Previously Charged-Off	1,382	1,506	4,081	4,417
Net Charged-Off - Loans and Leases	(2,577)	(3,830)	(9,598)	(9,504)
Provision for Credit Losses:
Loans and Leases	2,812	3,684	9,848	10,432
Unfunded Commitments	(312)	(684)	(848)	(3,032)
Total Provision for Credit Losses	2,500	3,000	9,000	7,400
Balance at End of Period	$150,051	$150,325	$150,051	$150,325
Components
Allowance for Credit Losses - Loans and Leases	$148,778	$147,331	$148,778	$147,331
Reserve for Unfunded Commitments	1,273	2,994	1,273	2,994
Total Reserve for Credit Losses	$150,051	$150,325	$150,051	$150,325
Average Loans and Leases Outstanding	$13,982,003	$13,809,977	$14,030,773	$13,836,760
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.07%	0.11%	0.09%	0.09%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.06%	1.06%	1.06%	1.06%
1The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the “Allowance”)
As of September 30, 2025, the Allowance was $148.8 million or 1.06% of total loans and leases outstanding compared with an Allowance of $148.5 million or 1.06% of total loans and leases outstanding December 31, 2024. The Allowance as of September 30, 2025 and December 31, 2024, includes a qualitative overlay to account for economic uncertainty and downside risk of a recession.
Net charge-offs on loans and leases for the three and nine months ended September 30, 2025 were $2.6 million or 0.07% and $9.6 million or 0.09%, respectively of total average loans and leases on an annualized basis, compared to $3.8 million or 0.11% and $9.5 million or 0.09% of total average loans and leases on an annualized basis for the three and nine months ended September 30, 2024, respectively.

Reserve for Unfunded Commitments
The Unfunded Reserve was $1.3 million as of September 30, 2025, a decrease of $0.8 million or 40% from December 31, 2024, primarily due to lower unfunded commitments in our construction portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.
Provision for Credit Losses
For the nine months ended September 30, 2025, the provision for credit losses was $9.0 million, compared to $7.4 million for the same respective period last year. The increase in the provision for credit losses for the nine months ended September 30, 2025 was primarily due to a smaller recapture in the reserve for unfunded commitments, which was driven by a smaller change in our unfunded commitment balance.

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
We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of potential outcomes to frame our risk exposures. We pay particular attention to the +/-200 basis point shock sensitivities, as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. As of September 30, 2025, we remained within applicable guidelines for such scenarios.
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
Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposits, which generally have an indeterminate life. Historically, our deposit base consists primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of September 30, 2025, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.
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
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of September 30, 2025 and December 31, 2024, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$17,359	2.9%	$31,028	5.6%
+300	15,780	2.7	25,281	4.6
+200	12,918	2.2	18,783	3.4
+100	8,127	1.4	10,393	1.9
-100	(4,423)	(0.7)	(13,029)	(2.3)
-200	(11,626)	(2.0)	(27,883)	(5.0)
-300	(23,736)	(4.0)	(43,536)	(7.8)
-400	(65,241)	(11.0)	(65,753)	(11.8)
Based on our net interest income simulation as of September 30, 2025, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans, interest rate swaps and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans, swaps, and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of September 30, 2025, NII sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2025 declined in both rising rates and falling rates compared to the sensitivity profile for December 31, 2024. These NII sensitivity changes are attributable to an $800 million reduction in the notional amount of active pay-fixed swaps, resulting in an increase in fixed rate asset exposure.

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

Economic Value of Equity Sensitivity Profile				Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	September 30, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$(614,852)	(20.8)%	$(1,032,211)	(29.1)%
+300	(473,539)	(16.0)	(763,479)	(21.5)
+200	(322,710)	(10.9)	(496,443)	(14.0)
+100	(163,839)	(5.5)	(238,689)	(6.7)
-100	190,113	6.4	177,198	5.0
-200	358,939	12.1	274,546	7.7
-300	353,049	11.9	294,363	8.3
-400	223,931	7.6	(99,219)	(2.8)
Compared to December 31, 2024, EVE sensitivity decreased in the rising rate scenarios and increased in the falling rate scenarios. We implemented new deposit pricing and attrition models during the period, which updated the repricing beta and average life assumptions, and lowered deposit account duration compared to the prior deposit models. This is partially offset by a reduction in the notional balance of active pay-fixed interest rate swaps. These factors resulted in generally lower liability duration, partially offset by higher asset duration, resulting in improved EVE modeling results.

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
We maintain access to ample sources of readily available contingent liquidity. As of September 30, 2025, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.5 billion. We are also a member of the FHLB. As of September 30, 2025, we had pledged loans to the FHLB and had remaining borrowing capacity of $1.8 billion. The ratio of readily available liquidity to adjusted uninsured deposits was 134% at September 30, 2025, compared to 116% at December 31, 2024. The increase in the readily available liquidity to adjusted uninsured deposits ratio was due to an increase in cash and cash equivalents.

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
General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of September 30, 2025, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of September 30, 2025, cash and cash equivalents were $1.0 billion, the carrying value of our AFS investment securities was $3.3 billion, and total deposits were $21.1 billion. As of September 30, 2025, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 2.94 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. As of September 30, 2025, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since September 30, 2025, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of September 30, 2025 and December 31, 2024.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	September 30, 2025	December 31, 2024
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,446,183	$1,322,774
Adjustments:
CECL Transitional Amount	—	2,375
Goodwill, Net of Deferred Tax Liabilities	(28,746)	(28,746)
Postretirement Benefit Liability	22,699	23,396
Net Unrealized Losses on Investment Securities	253,552	319,993
Other	9,097	9,097
Common Equity Tier 1 Capital	1,702,785	1,648,889
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	2,038,886	1,984,990
Allowable Reserve for Credit Losses	150,051	148,634
Total Regulatory Capital	$2,188,937	$2,133,624
Risk-Weighted Assets	$14,215,866	$14,225,908
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.98%	11.59%
Tier 1 Capital Ratio	14.34	13.95
Total Capital Ratio	15.40	15.00
Tier 1 Leverage Ratio	8.44	8.31
1Regulatory capital ratios as of September 30, 2025 are preliminary.
2Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.
Shareholders' Equity
As of September 30, 2025, shareholders’ equity was $1.8 billion, an increase of $123.4 million or 7.4% from December 31, 2024. For the first nine months of 2025, the increase was attributed to net income of $145.0 million, other comprehensive income of $67.1 million, share-based compensation of $11.7 million, and common stock issued under purchase and equity compensation plans of $3.9 million were offset by cash dividends declared of $84.7 million on common shares, cash dividends declared of $15.8 million on preferred shares, and common stock repurchased of $3.7 million related to taxes withheld for share-based compensation.
No shares of common stock were repurchased under the share repurchase program in the third quarter of 2025. From the beginning of our share repurchase program in July 2001 through September 30, 2025, we repurchased a total of 58.2 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.24 per share. Remaining buyback authority under our share repurchase program was $126.0 million as of September 30, 2025. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In October 2025, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividend will be payable on November 3, 2025, to shareholders of record of the preferred stock at the close of business on October 17, 2025.
In October 2025, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on December 12, 2025, to shareholders of record of the common stock at the close of business on November 28, 2025.
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
Our Operational Risk and Compliance Committee (the “ORC”) provides oversight and assesses the most significant operational risks including cybersecurity risks facing the Company. We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units. Our internal audit department also validates the system of internal controls through ongoing risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
There are no pending legal proceedings against or involving the Company, for which the outcome is likely to have a material adverse effect upon its financial position or results of operations. For additional information, see “Contingencies” in Note 11 Commitments and Contingencies to our unaudited Consolidated Financial Statements set forth in Item 1, Part I of this report.
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
The Parent’s repurchases of its common stock during the third quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2025	1,327	$67.50	—	$126,038,927
August 1 - 31, 2025	—	—	—	126,038,927
September 1 - 30, 2025	685	65.87	—	126,038,927
Total	2,012	$66.95	—
1During the third quarter of 2025, 2,012 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2The share repurchase program was first announced in July 2001 with an initial authorization to repurchase $70 million in shares of common stock. The Board increased the share repurchase program, most recently in January 2023 by $100 million. The share repurchase program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2025, Peter S. Ho, Chairman and Chief Executive Officer of Bank of Hawaii Corporation adopted a Rule 10b5-1 trading plan intended to comply with Rule 10b5-1(c) of the Securities Exchange Act of 1934. The arrangement was entered into in accordance with the Company’s insider trading policy and applicable securities laws. The plan was adopted on August 29, 2025 and is scheduled to remain in effect through December 31, 2026. Under the terms of the arrangement, Mr. Ho has authorized the sale of up to 60,000 shares of the Company's common stock.
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

10.1*
Composite Directors' Deferred Compensation Plan, as amended through July 1, 2025 (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q, as filed on July 28, 2025)

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

Date:	October 27, 2025		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Bradley S. Satenberg
Bradley S. Satenberg
Chief Financial Officer (Principal Financial Officer)