Form 10-K
period 2025-12-31
BANK OF HAWAII CORP
filed 2026-02-24
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
Yes ☐   No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2025, determined using the per share closing price on that date on the New York Stock Exchange of $67.53, was approximately $2,641,853,015. There was no non-voting common equity of the registrant outstanding on that date.
As of February 13, 2026, there were 39,657,257 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Bank of Hawaii Corporation
2025 Form 10-K Annual Report

Part I
Item 1. Business
General
Bank of Hawaii Corporation (“Bank of Hawai‘i Corporation” or the “Parent”) is a Delaware corporation and a bank holding company (“BHC”) headquartered in Honolulu, Hawai‘i. The Parent’s principal operating wholly-owned subsidiary, Bank of Hawai‘i (“Bank of Hawaiʻi” or the “Bank”), was organized on December 17, 1897, and is chartered by the State of Hawai‘i. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Reserve System. The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaiʻi, Guam, and other Pacific Islands. References to “we,” “our,” “us,” or “the Company” refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes. We are organized into three business segments for management reporting purposes: Consumer Banking, Commercial Banking, and Treasury and Other. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 12 in Item 8. “Notes to Consolidated Financial Statements” for more information.
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
Competition
The Company operates in a highly competitive environment subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, allowing them to receive favorable tax treatment. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, the Company believes it has developed a competitive advantage in its market.
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
The Parent
The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examination by the Federal Reserve Bank (“FRB”). The Parent is also registered as a financial institution holding company under the Hawaiʻi Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.
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
Capital Requirements
In 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC adopted capital rules (the “Rules”) designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations. The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which are commonly called “Basel III” standards) as well as requirements by the Dodd-Frank Act.
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
A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2025, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 10 in Item 8. “Notes to Consolidated Financial Statements” for more information.
Dividend Restrictions
The Parent is a legal entity separate and distinct from the Bank. The Parent’s principal source of funds to pay dividends on its common stock and preferred stock and to service its liabilities is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries. For information regarding the limitations on the Bank’s ability to pay dividends to the Parent, see Note 10 in Item 8. “Notes to Consolidated Financial Statements.”
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
The Volcker Rule
In 2013, the FRB, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volcker Rule.” The Volcker Rule, as amended on August 20, 2019, generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule has not had a material impact on the Company’s financial condition and results of operation.
FDIC Insurance
The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and adjusted average total assets. The Bank’s FDIC insurance assessment was $11.2 million in 2025, $17.9 million in 2024 and $28.3 million in 2023. The FDIC insurance expense for the years 2024 and 2023 was primarily related to a special assessment, discussed below.
In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank. The assessment was based on reported uninsured deposits as of December 31, 2022. The FDIC could cease collection early or extend the special assessment period as they deem necessary depending on whether the amount the FDIC collects from the special assessment is higher or lower than the actual or estimated FDIC losses. The initial FDIC special assessment of $14.7 million was accrued during the year ended December 31, 2023. Subsequent adjustments increased the special assessment by $1.9 million to $16.6 million. These adjustments were accrued during the year ended December 31, 2024. In 2025, the Bank’s portion of the special assessment was reduced, which decreased the Company’s FDIC insurance expense by $4.8 million. The reduction in the special assessment was due to a decrease in the FDIC’s estimation of losses, as well as a downward adjustment made to the initially reported uninsured deposits balance as of December 31, 2022. The special assessment is being paid in eight quarterly installments, which began in June 2024.

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
Community Reinvestment and Consumer Protection Laws
•Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open, close, or relocate a branch or facility. The Bank’s current CRA rating is “outstanding.”
•Consumer Protection Laws. In addition to the CRA, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population in connection with its lending activities. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.
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
The CFPB was created under the Dodd-Frank Act as an agency responsible for promulgating and enforcing regulations designed to protect consumers including adding prohibitions on unfair, deceptive and abusive acts and practices. Historically, the CFPB has exercised broad rule making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, under the Dodd-Frank Act, the CFPB has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion, which includes the Bank. With changes in priority of the new administration, the role of the CFPB is changing. The CFPB has adopted a deregulatory approach, with the CFPB recently announcing that it plans to roll back certain rulemakings adopted over the last several years and will limit its supervision and examination activity. The U.S. Congress is also pursuing Congressional Review Act resolutions or otherwise taking steps to overturn certain recent CFPB rulemaking. Nonetheless, the CFPB’s consumer protection laws and rules will continue to govern the Bank’s relationship with its customers unless and until they are changed. The timing and impact of any changes to the regulatory, enforcement, and supervisory priorities of the CFPB is not known at this time. Changes in applicable law or regulation, and in their application by regulators, may have a material effect on the business of the Company and the Bank.

Violations of applicable consumer protection laws and regulations can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain required bank regulatory approvals for transactions the Bank may wish to pursue or prohibit us from engaging in such transactions even if approval is not required.
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
The Bank has been required to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. The Company maintains procedures and systems to identify its customers, and to monitor and block transactions related to prohibited persons and entities. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, the federal financial institution regulatory agencies consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. These agencies are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, the Company’s anti-money laundering compliance programs.
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for Bank Secrecy Act compliance; expands enforcement and investigation-related authority, including a significant expansion in the available sanctions for certain Bank Secrecy Act violations; and expands Bank Secrecy Act whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other measures, the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
Human Capital Management
As of December 31, 2025, we employed 1,877 full-time equivalent employees, of which 1,729 are located in the State of Hawaiʻi, with the remainder located in Guam, other Pacific Islands, and other U.S. states. None of our employees are subject to a collective bargaining agreement.
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
We believe in a work environment where teammates feel they belong and be their authentic selves leading them to thrive, contribute and succeed. As of December 31, 2025, approximately 89% of our workforce identifies as minorities (non-Caucasian) and approximately 61% of our employees are female: 35% of senior leaders and 61% of managers are women. We conduct regular external pay equity studies to evaluate compensation practices and confirm that gender pay gaps do not exist. Our commitment is to create a workplace where every individual feels valued, known, empowered and inspired.
Leadership and Employee Development: We are committed to the success of our teammates and have focused on their growth and development both personally and professionally. We nurture a collaborative, digitally connected workplace aligned to the changing needs of the work environment. Future focused skills and professional development is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders. Making Leadership Excellence a Priority is a key component of the Employee Experience, and we need our leaders to deliver exceptional employee experiences and develop the workforce of tomorrow. Key initiatives include the continued support of executive coaching to elevate leadership capabilities, our senior leader development series called the Leadership Excellence Forum, a hybrid Pathways to Professional Excellence cohort with 38 employees from Oahu, the neighbor islands and the West Pacific assisting our employees in reaching their educational goals by obtaining their first bachelor’s degree through our College Assistance Program and our Tuition Assistance Program for employees to take job-related courses at any accredited college. Additionally, with our continued focus on creating digitally fluent employees, in 2025 we rolled out three training modules for employees to complete in order to gain access to our artificial intelligence (“AI”) tool Microsoft Co-Pilot.

To help maintain Hawaiʻi’s special culture of ‘ohana and working together toward common goals, continued attention was paid to engaging teammates in a hybrid environment. Based on employee feedback from surveys, online and in-person sessions were continued in 2025 to connect with employees and encourage collaboration. “Recruit Connect” continued in 2025 to help teammates identify job opportunities within the Company and find out more about them. In some cases, sessions led to referred candidates joining the Bank, and to current employees finding a new career path. Our Managers and Teams utilize Rising Team, a team development tool to build stronger team dynamics. “Rising Team” continued to be a priority in 2025. This new and modern technology platform provides a way for us to strengthen our connection with our teammates. “Rising Team” enables managers to confidently facilitate kits with their team and offers everyone the opportunity to share thoughts and feedback in real time on a variety of leadership themed topics, such as Psychological Safety, Appreciation, Prioritization, Natural Talents as well as Mini-kit topics on Daily Energizers, Challenges and the Ideal Workspace. We also have customized to Bank of Hawaiʻi kits on our Leadership Principles, Employee Experience Principles and Operational Excellence.

Employee Benefits: We believe in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and engage employees. In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include mortgage discount program, student loan assistance program, well-being sessions, and personal finance education. We continue to incorporate mental health, financial wellness, social health, community, and a positive employee experience in our well-being strategies, in addition to physical health. In 2025, we expanded resources to support employees and actively sought new ways to foster an environment where employees feel empowered to bring their whole selves to work.
Health and Safety: The health and safety of our employees is a priority. We continue our commitment to workplace safety and workforce health to maintain business and operational continuity without diminishing our focus on both employee and customer safety.
Information about our Executive Officers
The following lists the names, ages, and positions held during the past five years of the executive officers of Bank of Hawaii Corporation as of December 31, 2025. Peter S. Ho will retire from the Company and the Bank effective March 31, 2026. The Board of Directors appointed James C. Polk to the position of President and Chief Executive Officer of the Company, effective April 1, 2026. Additionally, Lead Independent Director Raymond P. Vara, will become Non-Executive Chairman of the Board, effective April 1, 2026.
Peter S. Ho, 60
Chairman and Chief Executive Officer - July 2010-present. President - April 2008-July 2024.
James C. Polk, 59
President and Chief Banking Officer - July 2024-present; Vice Chair and Chief Banking Officer - January 2022-July 2024; Vice Chair and Chief Commercial Officer - January 2020-December 2021; Vice Chair - 2016-present.
Bradley S. Satenberg, 54
Vice Chair and Chief Financial Officer - July 2025-present; Deputy Chief Financial Officer - July 2024-June 2025. From March 2018 to June 2024, Senior Vice President and Chief Financial Officer at Luther Burbank Savings, a California chartered bank and subsidiary of Luther Burbank Corporation (NASDAQ: LBC). At the time of its acquisition, Luther Burbank Savings had approximately $8 billion in total assets and Mr. Satenberg oversaw all finance and accounting functions for the bank, as well as investor relations for its public company parent.

Marco A. Abbruzzese, 60
Vice Chair and Senior Executive Director of Wealth Management - January 2022-present. Prior experience includes several senior executive leadership roles in wealth management at Wells Fargo, Citigroup, and Chase Manhattan. At Wells Fargo,

Mr. Abbruzzese served as Regional Managing Director overseeing its Washington, Oregon, and Alaska wealth management markets - June 2009-December 2021.
Matthew K.M. Emerson, 48
Vice Chair and Chief Retail Banking Officer - July 2024-present; Vice Chair and Chief Strategy Officer - November 2023-July 2024; Vice Chair - November 2022-present. Earlier roles include senior leadership in eCommerce/digital and consumer products at Bank of Hawai‘i.
Patrick M. McGuirk, 56
Vice Chair and Chief Administrative Officer - September 2023-present; Senior Executive Vice President and Chief General Counsel - November 2020-September 2023. From December 2014 to October 2020, Executive Vice President and General Counsel at Flagstar Bank (NYSE: FLG). Mr. McGuirk has over 25 years of financial services legal experience.
Taryn L. Salmon, 55
Vice Chair and Chief Information and Operations Officer - April 2024-present; Senior Executive Vice President and Chief Information Officer - December 2020-April 2024.
S. Bradley Shairson, 56
Vice Chair and Chief Risk Officer - March 2024-present; Vice Chair and Deputy Chief Risk Officer - May 2023-March 2024. From March 2017 to April 2023, Chief Operating Officer and Chief Risk Officer of Regions Bank Capital Markets for Regions Bank (NYSE: RF). Mr. Shairson was also previously the Chief Operating Officer and Chief Risk Officer of Investment Banking at Mitsubishi UFJ Union Bank.
Item 1A. Risk Factors
There are a number of risks and uncertainties, including those material risk factors described below, that could negatively affect our business, financial condition, results of operations, liquidity and the trading price of our common stock.
To the extent that any of the information in this Form 10-K constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”
Risks Related to Macroeconomic and Political Conditions
Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands.
Our business and operations are primarily concentrated in Hawaiʻi and the Pacific Islands. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in the general business and economic conditions caused by declines in one or more key industries, inflation, recession, unemployment, U.S. tariffs on imported goods or retaliatory tariffs on U.S. goods, or other factors beyond the Company’s control can affect, and has in the past affected, these local economic conditions.
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
Our loan portfolio is largely secured by real estate, with a particular concentration of real estate located in Hawaiʻi and the West Pacific. As of December 31, 2025, our residential mortgage loans represented $4.8 billion, or 33.9%, of our total loan and lease portfolio and our commercial mortgage loans represented approximately $4.2 billion, or 29.9%, of our total loan and lease portfolio.
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
Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, the effects of any prolonged shutdown of the federal government, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation have changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.
The current U.S. administration has also implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. In particular, these economic policies have created significant instability in the trade relationship between the U.S. and Chinese economies, including tariff escalation, scrutiny of U.S. investment into Chinese companies, and potential limits on Chinese companies’ access to U.S. markets. In order to limit the impact of unpredictable U.S. actions, global companies and governments may reduce the use of the U.S. dollar in world trade and financial transactions, which could result in further volatility in the financial markets and U.S. economy. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends in Hawaiʻi and the Pacific Islands would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.
Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve, disagreements over long-term federal budget and deficit reduction plans, a U.S. government shutdown, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy, including the economy of Hawaiʻi and the Pacific Islands. For example, from October 1 to November 12, 2025, the federal government of the United States was shut down as Congress failed to pass appropriations legislation for the 2026 fiscal year and this shutdown added strain to the economic environment in Hawaiʻi. Future disagreements over the U.S. federal budget and appropriations may cause the U.S. federal government to shut down in the future.

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
A sustained period of high inflation or other high-cost economic environment could pose a risk to local economies and the financial performance of the Bank.
A prolonged period of inflation or other period of high cost of goods such as a result of tariffs given that Hawaiʻi imports certain goods from Mexico, Canada and other countries that may become subject to tariffs, may impact our profitability. Economic and inflationary pressure on consumers and uncertainty regarding the economic environment could result in changes in consumer and commercial spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers.
The impacts of climate change, such as extreme weather conditions, natural disasters and rising sea levels, could impact the Bank’s operations as well as those of its customers and third-party vendors upon which it relies. Such events could also result in market volatility or negatively impact our customers’ ability to pay outstanding loans, or result in the deterioration of the value of our collateral, causing a material adverse effect on the Bank’s financial condition and results of operation. Furthermore, increasing regulation related to climate change could have an adverse effect on the business and financial condition of the Bank and its customers, including our credit portfolio. Further legislation and regulatory requirements could increase the operating expenses of, or otherwise adversely impact, the Bank or its customers. To the extent that the Bank or its customers experience increases in costs, reductions in the value of assets, constraints on operations or similar concerns driven by changes in regulation relating to climate change, the Bank’s business and results of operations may be adversely affected.
Disruptions, instability and failures in the banking industry may negatively impact us.
Events impacting the financial services industry may result in decreased confidence in banks among uninsured consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. During a period of rapidly rising interest rates which, among other things, may result in unrealized losses in longer duration securities and loans held by banks, and more competition for bank deposits. Disruptions and failures in the banking industry may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access wholesale funding, loss of client deposits or changes in our credit ratings could negatively impact our overall liquidity or capitalization, including by increasing the cost of capital or limiting our ability to access capital markets. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses.
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
Fixed rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, our results of operations could be negatively impacted.
Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets including mortgage servicing rights, and our ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased credit loss reserve requirements that could have a material adverse effect on our results of operations.
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
Our non-performing assets were at $14.2 million, or 0.10%, of total loans and leases and foreclosed real estate at December 31, 2025. The risk of nonpayment on loans and leases is inherent in all lending activities, and, like all financial institutions, we maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety.
In determining the level of the reserve for credit losses, we consider numerous factors and our management makes various assumptions and judgments about the loan and lease portfolios, some of which are difficult, subjective, and involve complex judgments. Many of these assumptions are based on current economic conditions, particularly in Hawaiʻi and the West Pacific. If economic conditions stagnate or deteriorate, particularly in Hawaiʻi and the West Pacific, our borrowers may not be able to make timely repayments on their loans or real estate collateral values may decline, resulting in increased delinquencies, foreclosures, and customer bankruptcies, resulting in corresponding increases in credit losses. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ responses to changing business and economic conditions, interest rate environments, inflation and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.
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
During 2025, the Parent repurchased 76,547 shares of common stock at a total cost of 5.0 million under its share repurchase program. The Parent also paid cash dividends of $113.0 million on common shares during 2025. In January 2026, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.
Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. Dividends on our common stock and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors. Additionally, so long as any share of Series A Preferred Stock or Series B Preferred Stock remains outstanding, unless the full dividends for the immediately preceding dividend period on all outstanding shares of Series A Preferred Stock and Series B Preferred Stock have been paid in full or declared and a sum sufficient for the payment has been set aside, we would not be permitted to declare or pay a dividend on our common stock. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory and supervisory restrictions, and various other factors. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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
Historically, the CFPB has exercised its broad rulemaking, supervisory, and examination authority of consumer financial products, as well as expanded data collection and enforcement powers, over depository institutions with more than $10.0 billion in assets, like the Bank. Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, remains with the FRB. With changes in priority of the new administration, the role of the CFPB is changing. Nonetheless, the CFPB’s consumer protection laws and rules will continue to govern the Bank’s relationship with its customers unless and until they are changed.
In times of greater regulatory scrutiny of consumer financial products as a whole, the Company has become subject to more and expanded regulatory examinations. Increased regulatory examinations or enforcement actions by regulators may result in increased costs as well as harm to our reputation in the event of a finding that we have not complied with the increased regulatory requirements.
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
Further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. For example, the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, permanently extending several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBBA also introduced changes to certain U.S. corporate tax rules, most of which take effect in 2026. Although we have evaluated the impact of the OBBBA and do not expect any material changes to our effective tax rate or results of operations, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate tax rules, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.
Risks Related to Business Operations
A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third-party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation.
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
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent emails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ devices. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several high-profile data breaches involving other companies’ losses of customer personal and financial information, a material cybersecurity incident could cause customer and/or Bank losses, damage to our brand, and increase our costs through the ongoing cost of technology investments to improve security, as well as the potential financial and reputational impact of a cyber security incident involving the Company.
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
We act as servicer for mortgage loans sold into the secondary market, primarily to government sponsored enterprises (“GSEs”) such as Fannie Mae. As a seller and servicer for those loans, we make warranties about their origination and are required to perform servicing according to complex contractual and handbook requirements. We maintain systems and procedures intended to ensure that we comply with these requirements. We may be penalized and, in limited instances, required to repurchase certain mortgages, due to alleged failures to adhere to these requirements. Should GSEs change the requirements in their servicing handbooks, we may sustain higher compliance costs.
Risks related to representation and warranty provisions may impact our mortgage loan servicing business.
The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2025, the unpaid principal balance of residential mortgage loans sold and serviced by the Company was $1.8 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2025, the Company repurchased three residential mortgage loans with an aggregate unpaid principal balance totaling $1.1 million as a result of the representation and warranty provisions contained in these contracts. The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.
Risks relating to residential mortgage loan servicing activities may adversely affect our results.
In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. As of December 31, 2025, we serviced an aggregate unpaid principal balance of approximately $2.4 billion.
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
Real estate is also utilized as collateral for many of our loans. A natural disaster in Hawaiʻi or the West Pacific could cause property values in the affected areas to fall, might limit our customers’ access to adequate property insurance, or otherwise impact borrowers’ ability to pay their financial obligations, any of which would increase our exposure to loan defaults and could require the Bank to record an impairment on our financial statements.
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
The development and use of AI present risks and challenges that may adversely impact our business.

We and/or our third-party vendors, clients or counterparties have in the past developed or incorporated, and may in the future develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws, regulations and court decisions could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect or inaccurate, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that otherwise exposes the Company to harm. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.
Our bank’s reputation is critical to establishing and retaining our customer relationships. Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. Because of the concentration of our business in Hawaiʻi and the West Pacific, we are particularly sensitive to the opinion of the public in those areas, which reflects the values and culture of our communities such as the Hawaiʻi’s culture of ‘ohana. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal and/or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.
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
We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our financial results for any particular period. See Note 19 in Item 8. “Notes to the Consolidated Financial Statements” under the discussion related to Contingencies for more information.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry in general have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Such losses could materially affect our financial condition or results of operations.
We have experienced increases in FDIC insurance assessments.
The Deposit Insurance Fund is supported mainly through quarterly assessments on insured banks, like the Bank. The Bank is subject to both base and special assessments. The Bank’s base assessment is determined by the FDIC using a risk-based assessment rate and average total assets minus our average tangible equity. Special assessments are made by the FDIC based on reported uninsured deposits and often times in response to particular events. In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank. The assessment was based on reported uninsured deposits as of December 31, 2022. At December 31, 2025, the Company’s share of the FDIC special assessment was approximately $11.8 million and reflects adjustments to the initial assessment based on the FDIC’s updated estimate of losses, as well as revisions to our reported uninsured deposit balances. We may also experience increases in our base assessments depending on increases in our assessment base or assessment rate. Further increases in our assessment fees may have an adverse effect on our results of operations and financial condition.
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
Our vendor risk management practices are robust and include comprehensive risk assessments of suppliers, with a strong emphasis on cybersecurity. We use commercially available services to monitor our vendors, providing security scores for supplier technology services, threat intelligence, financial intelligence, and other cybersecurity-related considerations. Regular reviews are conducted to track changes in our vendors’ cybersecurity risk posture, and continuous threat intelligence monitoring helps identify potential cybersecurity incidents involving third parties. We also strive to negotiate appropriate cybersecurity provisions in our vendor contracts.

For the 2025 period, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For further information, see Item 1A. “Risk Factors,” including the risk factor titled “An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.”
Item 2. Properties
Our principal office is a leased facility located in the Financial Plaza of the Pacific in Honolulu, Hawaiʻi. We own and lease other branch offices and operating facilities located throughout Hawaiʻi and the West Pacific. We believe our current facilities are adequate to meet our needs. Additional information with respect to premises and equipment is presented in Note 5 and Note 22 in Item 8. “Notes to Consolidated Financial Statements.”
Item 3. Legal Proceedings
We are from time to time subject to lawsuits, investigations and claims arising out of the conduct of our business. There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations. For additional information, see Note 19 in Item 8. “Notes to Consolidated Financial Statements,” under the discussion related to Contingencies.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 13, 2026, there were 4,696 common shareholders of record.
The Parent’s Board of Directors considers on a quarterly basis the advisability of paying a cash dividend to its shareholders and the level and advisability of repurchasing shares of the Parent’s common stock. Under the Parent’s historical practice, dividends declared on common stock are paid within the quarter. We are not permitted to pay dividends to holders of our common stock if we have not paid or provided for the dividends, if any, fixed with respect to any outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and other preferred stock, if any. See Item 1. “Business – Supervision and Regulation, Dividend Restrictions” of this report and Note 10 in Item 8. “Notes to Consolidated Financial Statements” for more information.
Issuer Purchases of Equity Securities
During the fourth quarter ended December 31, 2025, there were no purchases of our common stock made by the Parent under our previously announced share repurchase program. The repurchases in the fourth quarter ended December 31, 2025, consisted of the following:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2025	608	$61.74	—	$125,992,970
November 1 - 30, 2025	76,547	65.33	76,547	120,991,859
December 1 - 31, 2025	—	—	—	120,991,859
Total	77,155	$65.31	76,547
1.During the fourth quarter of 2025, 608 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2.The share repurchase program was first announced in July 2001 with an initial authorization to repurchase $70 million in shares of common stock. The Board increased the share repurchase program, most recently in January 2023 by $100 million. The share repurchase program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
Performance Graph
The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index, KBW Regional Banking Index, and the S&P Supercomposite Regional Bank Index. The Company has added the KBW Regional Banking Index to the graph because the companies in this index are the ones with which the Company competes for capital and talent. The graph assumes that $100 was invested on December 31, 2020, in the Parent’s common stock, the S&P 500 Index, KBW Regional Banking Index, and the S&P Supercomposite Regional Bank Index. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Bank of Hawaii Corporation
KBW Regional Banking Index
S&P 500
S&P Supercomposite Regional Bank Index

	2020	2021	2022	2023	2024	2025
Bank of Hawaii Corporation	$100	$113	$108	$106	$109	$109
S&P 500	$100	$129	$105	$133	$166	$196
KBW Regional Banking Index	$100	$137	$127	$127	$143	$153
S&P Supercomposite Regional Bank Index	$100	$140	$115	$101	$122	$135
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2025 and 2024 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2023 fiscal year, as well as the year-to-year comparison between fiscal 2024 and 2023, are included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025.
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

Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government, the effects of any prolonged shutdown of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third-party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) The development and use of AI present risks and challenges that may adversely impact our business; (28) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (29) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (30) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (31) The soundness of other financial institutions may adversely impact our financial condition or results of operations; and (32) We have experienced increases in FDIC insurance assessments.
The risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations and projections include but are not limited to those described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K and in subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.
Critical Accounting Estimates
Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 in Item 8. “Notes to Consolidated Financial Statements.” Application of GAAP requires us to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting estimates are not considered by management to be critical accounting estimates. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In determining which accounting estimates are critical accounting estimates we consider, among other things, whether the application of GAAP requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting estimates that we believe to be most critical in preparing our Consolidated Financial Statements are those that are related to the determination of the reserve for credit losses, fair value estimates, and income taxes. Additional information is presented in Note 1 in Item 8. “Notes to Consolidated Financial Statements.”
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
The historical loss experience for the commercial portfolio segment is primarily determined by using a Cohort method. This method pools loans and leases into groups (“cohorts”) sharing similar risk characteristics based on product and risk ratings, and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.
The historical loss experience for the consumer portfolio segment is primarily determined by using a Vintage method. This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originated in the same period, known as a vintage. The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the Allowance for most of the consumer portfolio segment. The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further based on historical loss behavior. For example, we sub-segment residential mortgages by geography and home equity by lien position.
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
We also incorporate a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the loan portfolios, which could differ from historical loss experience. We also perform asset quality reviews which include a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The results of the asset quality review are used to consider qualitative adjustments to the quantitative baseline. After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.
The company utilizes the University of Hawaiʻi Economic Research Organization (“UHERO”) macroeconomic forecast that is updated quarterly based on economic conditions and events. The forecast includes various economic variables for Hawaiʻi such as gross domestic product (“GDP”), unemployment rate, visitor arrivals, residential real estate market conditions, personal income, and inflation rate. We also utilize other forecast tools for broader U.S. economic variables such as interest rates, and apply any overlays to the R&S loss forecast as relevant.
The reserve for credit losses is generally sensitive to economic conditions and assumptions given the impact for potential losses for the consumer portfolio and risk rating migration for the commercial portfolio. For the consumer portfolio, as an example, an increase in the forecasted Hawaiʻi unemployment rate could lead to an increase in the rate of delinquencies and consequently charge-offs for consumer borrowers. For the Allowance at December 31, 2025, a 25-basis point increase in the forecasted Hawaiʻi unemployment rates would have increased the qualitative component of the Allowance for consumer loans by an estimated $1.2 million. For the commercial portfolio, the impact of adverse changes in economic conditions on borrowers will vary, and generally evaluated on a case-by-case basis to include the borrower’s existing and expected financial capacity. Borrowers that would be most adversely impacted are identified as having the potential for migrating from a Pass to a Classified risk rating. For the Allowance at December 31, 2025, a 50-basis point increase in the percentage of commercial loans risk rated as Classified would increase the quantitative component of the Allowance for commercial loans by an estimated $2.1 million. This sensitivity analysis is hypothetical and provided only to indicate the potential impact changes in economic conditions and assumptions may have on the Allowance estimate. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
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
Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2025 and 2024, $3.6 billion or 15% and $2.9 billion or 12%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2025 and 2024, $107.2 million and $154.1 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.
As of December 31, 2025 and 2024, Level 3 financial assets recorded at fair value on a recurring basis were $0.6 million and $0.7 million, respectively, or less than 1% of our total assets, and were comprised primarily of mortgage servicing rights and derivative financial instruments. As of December 31, 2025 and 2024, there were no Level 3 financial liabilities recorded at fair value on a recurring basis.
We also use third-party pricing services to assist our management in determining the value of securities. Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management also selects a sample of securities priced by the Company’s third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Periodically, based on these reviews, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 3) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to a second source. 4) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. Generally, we do not adjust the price from the third-party service provider. 5) On an annual basis, we obtain and review the third party’s most recently issued Service Organization Controls report related to controls placed in operation and tests of operating effectiveness, to update our understanding of the third-party pricing service’s control environment.
See Note 20 in Item 8. “Notes to Consolidated Financial Statements” for more information on our fair value measurements.
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
Management’s determination of the realization of net deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, character and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2025 and 2024, we carried a valuation allowance of $13.3 million and $9.7 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.
We are also required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2025 and 2024, our liabilities for UTBs were $3.5 million and $5.3 million, respectively.

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
Hawaiʻi Economy
As of December 31, 2025, Hawai‘i’s economy faces a challenging environment though conditions have been less severe than earlier anticipated. Tourism continues to soften, with declines in the U.S. mainland market and ongoing weakness in international arrivals, despite modest gains from Japan and Maui’s gradual recovery. Construction remains a key source of stability, supported by major federal contracts and infrastructure projects helping to offset weakness in other sectors. The recent increase in the state minimum wage has boosted incomes for lower-wage workers, however, inflationary pressures continue to build as tariff costs pass through to consumer prices. Federal employment reductions and the 2025 government shutdown have added strain, yet Hawai‘i’s unemployment rate remains low relative to national levels. Hawai‘i’s unemployment rate was 2.2% in December 2025, which was below the U.S. unemployment rate of 4.4%.
The median price of single-family home and condominium sales on Oahu increased by 3.5% and decreased by 1.5%, respectively, in 2025 compared to the prior year. The volume of single-family homes sales on Oahu increased 3.5% and condominium sales decreased 1.1% in 2025 compared to the prior year. Inventory of single-family homes and condominiums on Oahu was 2.6 months and 5.9 months, respectively, for December 2025.
Earnings Summary
Net income for 2025 was $205.9 million, an increase of $55.9 million, or 37.3%, compared to the prior year. Diluted earnings per common share were $4.63 in 2025, an increase of $1.17, or 33.8%, compared to the prior year. Our return on average assets was 0.87% in 2025, an increase of 23 basis points from 2024, and our return on average shareholders’ equity was 11.86% in 2025, compared to 9.78% in the prior year.
•The return on average common equity for 2025 was 13.29% compared to 10.85% for the prior year.
•Net interest income was $537.5 million in 2025, an increase of $71.0 million compared to the prior year.
•Net interest margin was 2.45% in 2025, an increase of 29 basis points from the prior year.
•Noninterest income was $179.1 million in 2025, an increase of 3.8% from the prior year, which included an $18.1 million gain related to the sale of our merchant services portfolio partially offset by a $16.8 million loss on the sale of investments in connection with the repositioning of our investment securities portfolio.
•Noninterest expense was $443.1 million in 2025, an increase of 3.0% compared to the prior year.
•The effective tax rate for 2025 was 21.41% compared with 24.19% for the prior year.
•Total non-performing assets were $14.2 million as of December 31, 2025, a decrease of $5.1 million from the prior year. The ratio of non-performing assets to total loans and leases and foreclosed real estate was 0.10% at December 31, 2025, a decrease of 4 basis points from the prior year.
•Net loan and lease charge-offs in 2025 were $13.7 million or 10 basis points of total average loans and leases outstanding. Net loan and lease charge-offs in 2025 were comprised of charge-offs of $19.0 million partially offset by recoveries of $5.3 million. Compared to 2024, net loan and lease charge-offs increased by $0.8 million or 1 basis point on total average loans and leases outstanding.
•The allowance for credit losses on loans and leases was $146.8 million as of December 31, 2025, an increase of $1.8 million from the prior year. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.04% at December 31, 2025, down 2 basis points from the prior year.

•Total assets were $24.2 billion as of December 31, 2025, an increase of 2.4% from the prior year.
•The investment securities portfolio was $7.8 billion as of December 31, 2025, an increase of $0.4 billion or 6.1% from the prior year. The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises. Floating rate securities represented 18.1% of the investment securities portfolio as of December 31, 2025, compared to 16.5% as of December 31, 2024.
•Total loans and leases were $14.1 billion as of both December 31, 2025 and 2024.
•Total deposits were $21.2 billion as of December 31, 2025, an increase of 2.7% from the prior year.
•Total shareholders’ equity was $1.9 billion as of December 31, 2025, an increase of 11.0% from the prior year.
•During 2025, we repurchased 76,547 shares of common stock at a total cost of $5.0 million under the share repurchase program. Total remaining buyback authority under the share repurchase program was $121.0 million as of December 31, 2025.
•We maintained a quarterly dividend of $0.70 per common share throughout 2025 and 2024.

Analysis of Consolidated Statements of Income
Average balances, related income and expenses, and resulting yields and rates, on a taxable-equivalent basis, are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis [1]						Table 1
	2025			2024
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$551.4	$23.4	4.24%	$594.1	$30.7	5.17%
Investment Securities
Available-for-Sale
Taxable	3,076.5	112.7	3.66	2,433.8	89.3	3.67
Non-Taxable	28.3	1.7	5.83	9.2	0.6	6.05
Held-to-Maturity
Taxable	4,409.2	77.8	1.77	4,783.5	84.9	1.78
Non-Taxable	33.9	0.7	2.10	34.5	0.7	2.10
Total Investment Securities	7,547.9	192.9	2.56	7,261.0	175.5	2.42
Loans Held for Sale	2.1	0.2	5.78	2.9	0.2	6.05
Loans and Leases [3]
Commercial Mortgage	4,045.5	215.7	5.33	3,763.6	205.9	5.47
Commercial and Industrial	1,640.2	82.5	5.03	1,679.8	89.2	5.31
Construction	341.1	24.6	7.21	333.4	25.6	7.66
Commercial Lease Financing	91.8	3.7	4.05	65.1	1.7	2.68
Residential Mortgage	4,650.5	184.6	3.97	4,614.8	182.4	3.95
Home Equity	2,136.8	94.0	4.40	2,217.5	87.8	3.96
Automobile	720.4	37.9	5.26	803.6	37.0	4.61
Other	400.1	30.2	7.55	391.1	27.4	7.01
Total Loans and Leases	14,026.4	673.2	4.80	13,868.9	657.0	4.74
Other	69.5	4.5	6.47	63.2	4.2	6.66
Total Earning Assets	22,197.3	894.2	4.03	21,790.1	867.6	3.98
Non-Earning Assets	1,601.2			1,572.6
Total Assets	$23,798.5			$23,362.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,739.3	$29.7	0.79%	$3,745.9	$33.2	0.89%
Savings	8,674.1	190.2	2.19	8,362.3	209.7	2.51
Time	3,029.6	104.3	3.44	3,042.3	125.9	4.14
Total Interest-Bearing Deposits	15,443.0	324.2	2.10	15,150.5	368.8	2.43
Securities Sold Under Agreements to Repurchase	56.6	2.2	3.94	118.2	4.6	3.90
Other Debt	563.2	23.9	4.23	560.4	23.8	4.25
Total Interest-Bearing Liabilities	16,062.8	350.3	2.18	15,829.1	397.2	2.51
Net Interest Income		$543.9			$470.4
Interest Rate Spread			1.85			1.47
Net Interest Margin			2.45			2.16
Noninterest-Bearing Demand Deposits	5,412.9			5,385.8
Other Liabilities	586.7			614.6
Shareholders’ Equity	1,736.1			1,533.2
Total Liabilities and Shareholders’ Equity	$23,798.5			$23,362.7
1.Due to rounding, the amounts presented in this schedule may not tie to other amounts presented elsewhere in this report.
2.Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $6.4 million and $3.8 million for the years ended December 31, 2025, and 2024, respectively.
3.Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2025 Compared to 2024
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$(2.1)	$(5.2)	$(7.3)
Investment Securities
Available-for-Sale
Taxable	23.6	(0.1)	23.5
Non-Taxable	1.1	0.0	1.1
Held-to-Maturity
Taxable	(6.6)	(0.5)	(7.1)
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	18.0	(0.6)	17.4
Loans Held for Sale	(0.1)	0.0	(0.1)
Loans and Leases
Commercial Mortgage	15.1	(5.3)	9.8
Commercial and Industrial	(2.1)	(4.6)	(6.7)
Construction	0.6	(1.6)	(1.0)
Commercial Lease Financing	1.6	0.4	2.0
Residential Mortgage	1.4	0.9	2.3
Home Equity	(3.3)	9.5	6.2
Automobile	(4.0)	4.9	0.9
Other	0.6	2.2	2.8
Total Loans and Leases	9.9	6.4	16.3
Other	0.4	(0.1)	0.3
Total Change in Interest Income	26.1	0.5	26.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	(3.4)	(3.5)
Savings	7.6	(27.0)	(19.4)
Time	(0.5)	(21.1)	(21.6)
Total Interest-Bearing Deposits	7.0	(51.5)	(44.5)
Securities Sold Under Agreements to Repurchase	(2.4)	0.0	(2.4)
Other Debt	0.1	(0.1)	0.0
Total Change in Interest Expense	4.7	(51.6)	(46.9)

Change in Net Interest Income	$21.4	$52.1	$73.5
1.The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
The average balances of our earning assets increased by $407.2 million or 2% in 2025 compared to the prior year, primarily due to increases in the average balances of available-for-sale (“AFS”) investment securities and commercial mortgage loans. Yields on our investment securities portfolio increased by 14 basis points, primarily due to the amortization of lower yielding investments being reinvested into new investments at higher interest rates. This increase was partially offset by lower income earned from interest rate swaps that hedge a portion of our AFS securities portfolio. Yields on our loan and lease portfolio increased by 6 basis points due to higher rates on home equity lines and automobile loans originated, partially offset by the payoffs of higher yielding commercial mortgage and commercial and industrial loans, and the impact of lower rates on our floating rate commercial loans.
The average balances of our interest-bearing liabilities increased by $233.7 million or 1% in 2025 compared to the prior year due to an increase in savings deposits. As compared to the same period last year, the cost of our interest-bearing liabilities decreased by 33 basis points during the year ended December 31, 2025, primarily due to a decrease in the prevailing interest rate environment, which was driven by 175 basis points of interest rate cuts by the Federal Open Market Committee from September 2024 through December 2025.
Noninterest Income
Table 3 presents the major components of noninterest income for 2025 and 2024.

Noninterest Income				Table 3
	Year Ended December 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Fees, Exchange, and Other Service Charges	$56,337	$57,236	$(899)	(1.6)%
Trust and Asset Management	49,319	47,485	1,834	3.9
Service Charges on Deposit Accounts	33,582	32,430	1,152	3.6
Bank-Owned Life Insurance	14,764	13,568	1,196	8.8
Annuity and Insurance	5,211	5,436	(225)	(4.1)
Mortgage Banking	3,660	4,109	(449)	(10.9)
Investment Securities Losses, Net	(23,395)	(7,507)	(15,888)	(211.6)
Other Income	39,612	19,772	19,840	100.3
Total Noninterest Income	$179,090	$172,529	$6,561	3.8%
Fees, exchange, and other service charges decreased by $0.9 million or 1.6% in 2025 compared to the prior year, primarily due to the sale of our merchant services portfolio in October 2025 partially offset by an increase in fees generated from our commercial mortgage portfolio. The noninterest income generated from our merchant services portfolio during the years ended December 31, 2025 and 2024 was $8.7 million and $11.3 million, respectively.
Investment securities losses increased by $15.9 million or 211.6% in 2025 compared to the prior year, primarily due to a $16.8 million realized loss on the sale of certain securities in connection with the repositioning of $208.4 million AFS securities during the quarter ended December 31, 2025.
Other income increased by $19.8 million or 100.3% in 2025 compared to the prior year. The increase was primarily due to a one-time gain of $18.1 million as we sold the economic interests of our merchant services portfolio during the quarter ended December 31, 2025.

Noninterest Expense
Table 4 presents the major components of noninterest expense for 2025 and 2024.

Noninterest Expense				Table 4
	Year Ended December 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries	$158,229	$154,538	$3,691	2.4%
Incentive Compensation	19,455	15,708	3,747	23.9
Retirement and Other Benefits	17,228	15,408	1,820	11.8
Share-Based Compensation	15,527	13,667	1,860	13.6
Medical, Dental, and Life Insurance	15,971	14,900	1,071	7.2
Payroll Taxes	13,502	13,232	270	2.0
Separation Expense	3,688	1,536	2,152	140.1
Commission Expense	5,172	3,575	1,597	44.7
Total Salaries and Benefits	248,772	232,564	16,208	7.0
Net Occupancy	42,019	42,084	(65)	(0.2)
Net Equipment	40,501	40,886	(385)	(0.9)
Data Processing	21,985	19,540	2,445	12.5
Professional Fees	16,231	19,319	(3,088)	(16.0)
FDIC Insurance	11,168	17,850	(6,682)	(37.4)
Other Expense:
Advertising	8,502	7,842	660	8.4
Merchant Transaction and Card Processing Fees	5,297	6,772	(1,475)	(21.8)
Delivery and Postage Services	6,782	6,865	(83)	(1.2)
Mileage Program Travel	4,197	4,268	(71)	(1.7)
Broker’s Charges	2,420	2,002	418	20.9
Other	35,273	30,116	5,157	17.1
Total Other Expense	62,471	57,865	4,606	8.0
Total Noninterest Expense	$443,147	$430,108	$33,853	7.9%
Total salaries and benefits expense increased by $16.2 million or 7.0% in 2025 compared to the prior year primarily due to increases in base salaries, which is generally attributable to increases in merit, incentive compensation attributed to our improved financial performance during the year, and separation expense.
Data processing expense increased by $2.4 million or 12.5% in 2025 compared to the prior year primarily due to an increase in data services fees related to the additional costs incurred in connection with outsourcing.
Professional fees expense decreased by $3.1 million or 16.0% in 2025 compared to the prior year primarily due to a decrease in consulting and outsourcing costs incurred.
FDIC insurance expense decreased by $6.7 million or 37.4% in 2025 compared to the prior year, primarily due to a partial reduction of the FDIC special assessment in 2025.
Total other expense increased by $4.6 million or 8.0% in 2025 compared to the prior year primarily due to a $1.1 million donation to the Bank of Hawaii Foundation, and an increase in pension and post-retirement expenses, telephone charges, travel expenses, and broker’s charges, partially offset by a decrease in merchant transactions and card processing fees.

Income Taxes
Table 5 presents our provision for income taxes and effective tax rates for 2025 and 2024:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2025	$56,080	21.41%
2024	$47,857	24.19%
The provision for income taxes was $56.1 million in 2025, an increase of $8.2 million compared to the prior year. The effective tax rate for 2025 was 21.41%, a decrease from 24.19% for the prior year. The lower effective tax rate in 2025 compared to the prior year was primarily due to a decrease in nondeductible compensation, and increases in tax benefits related to low-income housing investments, as well as a change in discrete items.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, permanently extending several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBBA also introduced changes to certain U.S. corporate tax rules, most of which take effect in 2026. We have evaluated the impact of the OBBBA and do not expect any material changes to our effective tax rate or results of operations.
Analysis of Business Segments
Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2025 and 2024. Additional information about segment performance is presented in Note 12 in Item 8. “Notes to Consolidated Financial Statements.”

Business Segment Net Income				Table 6
	Year Ended December 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Consumer Banking	$118,400	$129,502	$(11,102)	(9)%
Commercial Banking	142,120	119,423	22,697	19
Total	260,520	248,925	11,595	5
Treasury and Other	(54,618)	(98,931)	44,313	45
Consolidated Total	$205,902	$149,994	$55,908	37%

Consumer Banking
Net income decreased by $11.1 million or 9% in 2025 compared to the prior year, primarily due to an increase in noninterest expense and a decrease in net interest income. This was partially offset by an increase in noninterest income. Noninterest expense increased by $9.7 million or 3%, primarily due to higher salaries and benefits expenses, mobile and online banking platform costs, operational losses, card production costs, temporary service expenses, and allocated administrative and support unit costs. Net interest income decreased by $7.2 million or 2%, primarily due to lower deposit spreads on higher deposit balances. Noninterest income increased by $1.4 million or 1%, primarily due to increases in trust and asset management income, monthly service fees, overdraft fees, and credit card commissions, partially offset by a decrease in mortgage banking income.

Commercial Banking
Net income increased by $22.7 million or 19% in 2025 compared to the prior year, primarily due to an increase in net interest income and noninterest income, and a decrease in noninterest expense. Net interest income increased by $13.6 million or 6%, primarily due to an increase in loan balances, primarily in commercial mortgages, as well as a net increase in allocated interest income related to increases in balances and spreads on interest-bearing and savings deposits, partially offset by a decline in noninterest-bearing deposit balances and allocated interest income. Noninterest income increased by $18.3 million or 64%, primarily due to a one-time payment on the sale of the Bank’s merchant services portfolio in the fourth quarter, higher customer derivative program revenue, loan and commitment fees, analyzed deposit account fees and a one-time gain on sale of leased assets, partially offset by a reduction in merchant revenues and terminal rentals due to the sale of the portfolio. Noninterest expense decreased by $0.6 million or 1%, primarily due to lower merchant transaction processing fees, salaries and benefits, occupancy and equipment expenses, and fewer operational losses in the period, partially offset by increases in data processing, professional services, and allocated administrative, support unit and branch expenses.

Treasury and Other
Net loss decreased by $44.3 million or 45% in 2025 compared to the prior year, primarily due to a decrease in net interest expense, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest expense decreased by $64.5 million or 97%, primarily due to lower funding costs and an increase in interest income from higher asset yields. Noninterest income decreased by $13.1 million or 143%, primarily due to a loss on sale of $208.4 million of investment securities in conjunction with the fourth quarter portfolio repositioning transaction, partially offset by increases in other income and bank-owned life insurance income. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

Analysis of Consolidated Statements of Condition
Cash and Cash Equivalents
Cash and cash equivalents were $946.5 million as of December 31, 2025, an increase of $182.9 million or 24.0% from the prior year. The increase was primarily due to a net increase in deposits partially offset by an increase in our investment portfolio.
Investment Securities
The carrying value of our investment securities portfolio was $7.8 billion and $7.3 billion as of December 31, 2025 and 2024, respectively. The increase was primarily due to the purchase of $1.3 billion in available-for-sale investment securities during the year ended December 31, 2025, of which $392.9 million were floating rate securities. The increase was partially offset by the amortization of existing securities.

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities											Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year - 5 Years	Weighted Average Yield	After 5 Years - 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2025
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70.4	1.1%	$77.8	2.9%	$73.2	4.8%	$—	—%	$221.3	2.9%	$218.3
Debt Securities Issued by States and Political Subdivisions	0.3	2.1	47.3	2.0	24.7	2.1	—	—	72.3	2.0	66.3
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.8	2.1	—	—	—	—	—	—	0.8	2.1	0.8
Debt Securities Issued by Corporations	60.0	3.8	601.6	4.0	90.8	3.0	—	—	752.4	3.8	735.6
Collateralized Mortgage Obligations [2]:
Residential - U.S. Government- Sponsored Enterprises	0.8	1.1	636.5	4.7	927.1	3.3	—	—	1,564.4	3.9	1,488.5
Commercial - U.S. Government- Sponsored Enterprises	—	—	180.9	4.5	38.9	2.3	129.8	3.2	349.6	3.8	329.8
Commercial - Non-Agency	—	—	60.6	5.4	—	—	—	—	60.6	5.4	60.6
Total Collateralized Mortgage Obligations	0.8	1.1	878.0	4.7	966.0	3.2	129.8	3.2	1,974.6	3.9	1,878.9
Mortgage-Backed Securities [2]
Residential - U.S. Government- Sponsored Enterprises	5.1	1.4	182.4	1.4	447.9	4.5	—	—	635.4	3.6	610.8
Total Mortgage-Backed Securities	5.1	1.4	182.4	1.4	447.9	4.5	—	—	635.4	3.6	610.8
Total Available-for-Sale	$137.4	2.3%	$1,787.1	4.0%	$1,602.6	3.6%	$129.8	5.0%	$3,656.8	3.7%	$3,510.7
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	—%	$74.8	1.3%	$49.6	1.5%	$—	—%	$124.5	1.4%	$115.8
Debt Securities Issued by Corporations	—	—	—	—	10.2	1.6	—	—	10.2	1.6	8.7
Collateralized Mortgage Obligations [2]:
Residential - U.S. Government- Sponsored Enterprises	7.7	2.9	82.5	2.1	1,905.6	1.4	—	—	1,995.8	1.4	1,715.8
Commercial - U.S. Government- Sponsored Enterprises	1.7	2.7	86.0	1.4	141.8	1.7	177.5	1.4	407.0	1.5	328.9
Total Collateralized Mortgage Obligations	9.4	2.9	168.5	1.8	2,047.4	1.4	177.5	1.4	2,402.8	1.4	2,044.7
Mortgage-Backed Securities [2]
Commercial - U.S. Government- Sponsored Enterprises	—	6.7	87.4	2.7	1,610.8	2.1	—	—	1,698.2	2.2	1,474.5
Residential - U.S. Government- Sponsored Enterprises	—	—	—	—	10.0	1.8	—	—	10.0	1.8	8.3
Total Mortgage-Backed Securities	—	6.7	87.4	2.7	1,620.8	2.1	—		1,708.2	2.2	1,482.8
Total Held-to-Maturity	$9.4	2.9%	$330.7	1.9%	$3,728.1	1.7%	$177.5	1.4%	$4,245.7	1.7%	$3,652.0
Total Investment Securities
As of December 31, 2025	$146.8		$2,117.8		$5,330.6		$307.3		$7,902.5		$7,162.6
As of December 31, 2024	$62.3		$2,295.6		$5,177.2		$30.8		$7,565.9		$6,510.4
1Weighted-average yields on investment securities available-for-sale are based on amortized cost.
2Information for mortgage-backed securities, collateralized mortgage obligations, and small business administration securities reflect weighted average life, including anticipated future prepayments.
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
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in the portfolio. As of December 31, 2025, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided, and have a long history of zero credit loss.

Gross unrealized gains in our investment securities portfolio were $12.0 million and $1.3 million as of December 31, 2025 and 2024, respectively. Gross unrealized losses in the investment securities portfolio were $751.9 million and $1.1 billion as of December 31, 2025 and 2024, respectively. The decrease in gross unrealized losses was primarily due to a decrease in prevailing interest rates year over year. In addition, the Company recognized $16.8 million of gross losses on sales of AFS securities during the fourth quarter of 2025 as part of a repositioning of the Company’s AFS securities portfolio.
As of December 31, 2025, we had the intent and ability to hold these securities and do not expect to be required to sell them before recovering their amortized cost basis, which may occur at maturity. See Note 2 in Item 8. “Notes to Consolidated Financial Statements” for more information.
The Company’s corporate debt securities as of December 31, 2025, had a fair value of $744.3 million. Of this total, $8.7 million was fully guaranteed by the U.S. government. Of the remaining $735.6 million of corporate bonds, all were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases
Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Commercial
Commercial Mortgage	$4,205,791	$4,020,622	$3,749,016	$3,725,542	$3,152,130
Commercial and Industrial	1,584,245	1,705,133	1,664,068	1,408,645	1,488,700
Construction	208,584	308,898	304,463	260,825	220,254
Lease Financing	88,303	90,756	59,939	69,491	105,108
Total Commercial	6,086,923	6,125,409	5,777,486	5,464,503	4,966,192
Consumer
Residential Mortgage	4,775,502	4,628,283	4,684,171	4,653,072	4,309,602
Home Equity	2,114,809	2,165,514	2,264,827	2,225,950	1,836,588
Automobile	690,376	764,146	837,830	870,396	736,565
Other	414,440	392,628	400,712	432,499	410,129
Total Consumer	7,995,127	7,950,571	8,187,540	8,181,917	7,292,884
Total Loans and Leases	$14,082,050	$14,075,980	$13,965,026	$13,646,420	$12,259,076
Commercial loans and leases were $6.1 billion as of December 31, 2025, a decrease of $38.5 million or 0.6% from the prior year, primarily due to our commercial and industrial and construction portfolios amortizing and paying down at a faster rate than new loan production.
Consumer loans and leases were $8.0 billion as of December 31, 2025, an increase of $44.6 million or 0.6% from the prior year, primarily due to higher new loan originations within our residential mortgages.
Loans and Leases - Commercial
The commercial loan and lease portfolio is comprised of commercial mortgages, commercial and industrial loans, construction loans, and lease financing. Commercial mortgage and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaiʻi. Commercial mortgage loans are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%. Commercial properties are well diversified among property types, with primary concentrations in multi-family, industrial, retail and lodging. The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business.

Table 9 presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 9
	December 31, 2025			December 31, 2024
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$1,203,151	29%	—%	$1,025,247	25%	—%
Industrial	776,260	18	38	724,645	18	42
Retail	696,492	17	3	704,780	18	3
Lodging	649,196	15	—	676,350	17	—
Office	336,144	8	22	371,474	9	20
Other [1]	544,548	13	23	518,126	13	26
Total Commercial Mortgage	$4,205,791	100%	12%	$4,020,622	100%	13%
1.Amount includes unamortized loan origination fees.
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
Loans and Leases - Consumer
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
See Note 3 in Item 8. “Notes to Consolidated Financial Statements” and the “Corporate Risk Profile – Credit Risk” section of Item 7. MD&A for more information on our loan and lease portfolio.

Table 10 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 10
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
December 31, 2025
Commercial
Commercial Mortgage	$3,788,244	$244,812	$172,315	$420	$4,205,791
Commercial and Industrial	1,370,467	135,563	63,498	14,717	1,584,245
Construction	208,584	—	—	—	208,584
Lease Financing	88,027	—	276	—	88,303
Total Commercial	5,455,322	380,375	236,089	15,137	6,086,923
Consumer
Residential Mortgage	4,699,089	5,388	70,767	258	4,775,502
Home Equity	2,070,246	37	44,526	—	2,114,809
Automobile	548,585	—	112,084	29,707	690,376
Other	358,190	—	54,030	2,220	414,440
Total Consumer	7,676,110	5,425	281,407	32,185	7,995,127
Total Loans and Leases	$13,131,432	$385,800	$517,496	$47,322	$14,082,050
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

December 31, 2024
Commercial
Commercial Mortgage	$3,534,658	$297,758	$187,777	$429	$4,020,622
Commercial and Industrial	1,493,386	139,968	62,824	8,955	1,705,133
Construction	308,898	—	—	—	308,898
Lease Financing	90,260	—	496	—	90,756
Total Commercial	5,427,202	437,726	251,097	9,384	6,125,409
Consumer
Residential Mortgage	4,553,553	5,469	68,932	329	4,628,283
Home Equity	2,119,548	41	45,925	—	2,165,514
Automobile	601,359	—	125,331	37,456	764,146
Other	336,718	—	47,279	8,631	392,628
Total Consumer	7,611,178	5,510	287,467	46,416	7,950,571
Total Loans and Leases	$13,038,380	$443,236	$538,564	$55,800	$14,075,980
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%
1For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.
Our commercial and consumer lending activities are concentrated primarily in Hawai‘i and the West Pacific. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawai‘i.

Table 11 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 11
	December 31, 2025
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years	Due After Five to Ten Years	Due After Ten to Fifteen Years	Due After Fifteen Years	Total	Variable Rate Loans [2]	Fixed Rate Loans
Commercial
Commercial Mortgage	$771,543	$1,558,569	$1,506,443	$183,123	$186,113	$4,205,791	$2,836,479	$1,369,312
Commercial and Industrial	298,962	478,569	398,585	166,334	241,795	1,584,245	1,171,971	412,274
Construction	91,375	16,393	39,834	—	60,982	208,584	168,538	40,046
Lease Financing	6,136	46,900	11,566	23,701	—	88,303	—	88,303
Total Commercial	1,168,016	2,100,431	1,956,428	373,158	488,890	6,086,923	4,176,988	1,909,935
Consumer
Residential Mortgage	889	27,280	122,556	218,007	4,406,770	4,775,502	839,290	3,936,212
Home Equity	3,007	7,697	80,601	335,662	1,687,842	2,114,809	1,111,382	1,003,427
Automobile	12,503	468,069	209,804	—	—	690,376	—	690,376
Other	37,689	255,601	121,150	—	—	414,440	32,551	381,889
Total Consumer	54,088	758,647	534,111	553,669	6,094,612	7,995,127	1,983,223	6,011,904
Total Loans and Leases	$1,222,104	$2,859,078	$2,490,539	$926,827	$6,583,502	$14,082,050	$6,160,211	$7,921,839
1.Based on contractual maturities.
2.Amount includes adjustable rate loans of $2.4 billion that are still in their fixed rate period.
Goodwill
Goodwill was $31.5 million as of December 31, 2025, and 2024. As of December 31, 2025, based on our qualitative assessment, there were no reporting units where we concluded that the fair value of a reporting unit was less than its carrying amount, including goodwill. See Note 1 in Item 8. “Notes to Consolidated Financial Statements” for more information on our goodwill impairment policy.
Other Assets
Other assets were $632.0 million as of December 31, 2025, a decrease of $104.9 million or 14% from the prior year. The fair value of derivative financial instruments decreased by $61.9 million or 38.3% due to changes in interest rates from December 2024 to December 2025, decreasing the valuation of customer swaps and fair value hedges. Deferred tax assets and tax receivable decreased by $34.1 million or 20% primarily due to temporary book-to-tax differences related to unrealized losses on investment securities. See Note 6 in Item 8. “Notes to Consolidated Financial Statements” for more information on the composition of our other assets.
Deposits
Table 12 presents the components of our deposits by major customer categories as of December 31, 2025, and 2024.

Deposits				Table 12
(dollars in thousands)	December 31, 2025	December 31, 2024	Dollar Change	Percent Change
Consumer	$10,466,617	$10,397,777	$68,840	0.7%
Commercial	8,597,265	8,299,590	297,675	3.6
Public and Other	2,124,613	1,935,670	188,943	9.8
Total Deposits	$21,188,495	$20,633,037	$555,458	2.7%
Total deposits were $21.2 billion as of December 31, 2025, an increase of $555.5 million or 2.7% from the prior year. Consumer deposits increased by $68.8 million due to increases of $185.2 million in savings deposits and $47.2 million in noninterest-bearing deposits, partially offset by a decrease of $163.6 million in time deposits and interest-bearing demand deposits. Commercial deposits increased by $297.7 million primarily from an increase of $349.2 million in noninterest-bearing deposits, interest-bearing demand deposits, and time deposits, partially offset by a decrease of $51.5 million in savings. Public and other deposits increased by $188.9 million due to an increase of $242.5 million in savings and $158.6 million in interest-bearing demand deposits, partially offset by a decrease of $201.8 million in time deposits and $10.4 million in noninterest-bearing deposits.
Table 13 presents the components of our savings deposits as of December 31, 2025, and 2024.

Savings Deposits				Table 13
(dollars in thousands)	December 31, 2025	December 31, 2024	Dollar Change	Percent Change
Regular Savings	$5,383,975	$4,934,869	$449,106	9.1%
Money Market	3,357,115	3,430,047	(72,932)	(2.1)
Total Savings Deposits	$8,741,090	$8,364,916	$376,174	4.5%
The increase in Regular Savings was primarily due to increases in public deposits of $242.5 million, consumer deposits of $200.9 million, and commercial deposits of $5.7 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $57.2 million and consumer deposits of $15.7 million.
Table 14 presents the maturity distribution of the estimated uninsured time deposits as of December 31, 2025, and 2024.

Maturity Distribution of Estimated Uninsured Time Deposits		Table 14
(dollars in thousands)	December 31, 2025	December 31, 2024
Remaining maturity:
Three months or less	$613,444	$635,812
After three through six months	396,599	365,354
After six through twelve months	320,938	524,286
After twelve months	86,151	102,795
Total	$1,417,132	$1,628,247
Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase were $50.0 million and $100.0 million as of December 31, 2025 and December 31, 2024, respectively. In February 2025, a private institution exercised its right to call on a repurchase agreement with a balance of $50.0 million, resulting in its termination. As of December 31, 2025, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 3.9 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company. See Note 8 in Item 8. “Notes to Consolidated Statements” for more information.
Other Debt
Other debt was $558.2 million and $558.3 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, our available capacity under our line of credit with the FHLB was $2.1 billion. The FHLB borrowing capacity is secured by residential real estate loan collateral.

Pension and Postretirement Plan Obligations
Retirement benefits payable was $20.1 million as of December 31, 2025, a decrease of $3.6 million from the prior year. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflects the long-term nature of the obligations and the investment horizon of the plan assets.
The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the present value of future benefit obligations as of each year-end is the rate used to estimate the net periodic benefit cost for the following year. Table 15 presents a sensitivity analysis of a 25-basis point change in discount rates to the pension and postretirement benefit plan’s net periodic benefit cost and benefit obligations:

Discount Rate Sensitivity Analysis						Table 15
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2025 Net Periodic Benefit Cost	5.67%	5.74%	$16	$(49)	$(20)	$49
Benefit Plan Obligations as of December 31, 2025	5.40%	5.62%	(1,361)	(574)	1,387	588
Estimated 2026 Net Periodic Benefit Cost	5.40%	5.62%	19	(49)	(23)	49
See Note 13 in Item 8. “Notes to the Consolidated Financial Statements” for more information on our pension and postretirement benefit plans.
Contractual Obligations
The Company has various contractual obligations that affect its cash flows and liquidity. Our non-cancelable operating leases and finance lease obligations are primarily related to branch premises, equipment, and a portion of the Company’s headquarters’ building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates. Additional information regarding material contractual obligations is presented in Note 8, Note 13, Note 17, Note 19, and Note 22 in Item 8. “Notes to Consolidated Financial Statements.”
Foreign Activities
Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2025 and 2024, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.
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
Within our commercial and industrial loan portfolio are loans made to non-depository financial institutions (“NDFIs”). NDFIs encompass a wide range of financial entities that provide services similar to those of traditional banking institutions, but do not accept deposits from the general public and are not regulated by the federal banking agencies. As of December 31, 2025 and 2024, total loans to NDFIs were $80.8 million and $136.0 million, representing less than 1.0% of total loans and leases in both years.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaiʻi. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) ratios deemed appropriate based on the property type, location, overall quality, and sponsorship. Generally, these LTV ratios do not exceed 75% based on regulatory-compliant appraisals that we obtain for the underlying properties. Commercial properties are well diversified among property types, with primary concentrations in multi-family, industrial, retail and lodging. Commercial mortgage and construction loans are substantially secured by properties located in Hawaiʻi.
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
We offer a variety of first lien and second lien mortgage loans to consumers within our markets with first lien residential mortgages comprising our largest loan category. Residential mortgage loans are secured by a primary residence, or a secondary residence or investor property and are underwritten to assess the credit risks and financial capacity and repayment ability of the applicant. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios or debt-service coverage ratios (“DSCR”), liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every six months after the third, fifth, seventh, or tenth year, depending on the product and are based on the Secured Overnight Financing Rate (“SOFR”). Variable rate mortgage loans are underwritten at fully indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We selectively offer interest-only mortgage loans to private banking clients.

Home equity lines and loans are secured primarily by a first lien mortgage, or a second lien mortgage on a primary residence, secondary residence, or investor property. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property for primary residence and up to 75% of the value of the collateral property for secondary residence or investor at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios or DSCR, liquidity and credit scores. Maximum line and loan amounts and LTVs are determined by collateral value and customer segment.
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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 16
	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$2,085	$2,450	$2,884	$3,309	$8,205
Commercial and Industrial	1,940	4,627	39	37	243
Total Commercial	4,025	7,077	2,923	3,346	8,448
Consumer
Residential Mortgage	5,382	5,052	2,935	4,239	3,305
Home Equity	4,469	4,514	3,791	4,022	4,881
Total Consumer	9,851	9,566	6,726	8,261	8,186
Total Non-Accrual Loans and Leases	13,876	16,643	9,649	11,607	16,634
Foreclosed Real Estate	295	2,657	2,098	1,040	2,332
Total Non-Performing Assets	$14,171	$19,300	$11,747	$12,647	$18,966
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$8,834	$3,984	$3,814	$2,429	$3,159
Home Equity	2,152	2,845	1,734	1,673	3,456
Automobile	520	776	399	589	729
Other	753	677	648	683	426
Total Consumer	12,259	8,282	6,595	5,374	7,770
Total Accruing Loans and Leases Past Due 90 Days or More	$12,259	$8,282	$6,595	$5,374	$7,770
Total Loans and Leases	$14,082,050	$14,075,980	$13,965,026	$13,646,420	$12,259,076
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.12%	0.07%	0.09%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.10%	0.14%	0.08%	0.09%	0.15%
Ratio of Non-Performing Assets to Total Assets	0.06%	0.08%	0.05%	0.05%	0.08%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.07%	0.12%	0.05%	0.06%	0.17%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.13%	0.15%	0.11%	0.11%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.19%	0.20%	0.13%	0.13%	0.22%
Table 17 presents the activity in Non-Performing Assets (“NPAs”) for 2025:

(dollars in thousands)	Table 17
Balance at Beginning of Year	$19,300
Additions[1]	9,298
Reductions
Payments	(6,071)
Return to Accrual Status	(2,356)
Sales of Foreclosed Real Estate	(2,868)
Charge-offs/Write-downs[1]	(3,132)
Total Reductions	(14,427)
Balance at End of Year	$14,171
1.Excludes loans that are fully charged off and placed on non-accrual status during the same period.

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
Non-accrual loans and leases as of December 31, 2025 were $13.9 million, a decrease of $2.8 million or 17% from prior year. As of December 31, 2025, our residential mortgage non-accrual loans of $5.4 million were comprised of 18 loans with a weighted average current loan-to-value ratio of 69%. As of December 31, 2025, our home equity non-accrual loans of $4.5 million were comprised of 55 loans with a weighted average current loan-to-value ratio of 52%.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.3 million as of December 31, 2025 compared to $2.7 million as of December 31, 2024.
If interest due on the balances of all non-accrual loans as of December 31, 2025 had been accrued under the original terms, approximately $1.0 million in additional total interest income would have been recognized in 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $12.3 million as of December 31, 2025, a $4.0 million or 48% increase from prior year. The increase was primarily in our residential mortgage portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
The reserve for credit losses consists of the Allowance and the Unfunded Reserve. Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2025	2024	2023	2022	2021
Balance at Beginning of Period	$150,649	$152,429	$151,247	$164,297	$221,303
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(3,107)	(2,609)	(987)	(925)	(1,117)
Consumer
Residential Mortgage	—	(385)	(6)	(80)	(316)
Home Equity	(423)	(701)	(82)	(100)	(417)
Automobile	(6,026)	(5,342)	(5,247)	(4,652)	(4,939)
Other	(9,465)	(10,099)	(8,645)	(7,585)	(10,530)
Total Loans and Leases Charged-Off	(19,021)	(19,136)	(14,967)	(13,342)	(17,319)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	345	832	350	552	506
Consumer
Residential Mortgage	91	303	489	1,193	2,467
Home Equity	573	792	1,073	1,500	1,666
Automobile	2,266	2,168	2,782	2,276	3,510
Other	2,000	2,111	2,455	2,702	3,205
Total Recoveries on Loans and Leases	5,275	6,206	7,149	8,223	11,354
Net Charged-Off - Loans and Leases	(13,746)	(12,930)	(7,818)	(5,119)	(5,965)
Net Charged-Off - Accrued Interest Receivable	—	—	—	(131)	(541)
Provision for Credit Losses [1]
Loans and Leases	11,984	15,055	9,782	(8,263)	(52,466)
Accrued Interest Receivable [2]	—	—	—	(283)	(1,745)
Unfunded Commitments [3]	(484)	(3,905)	(782)	746	3,711
Total Provision for Credit Losses	11,500	11,150	9,000	(7,800)	(50,500)
Balance at End of Period	$148,403	$150,649	$152,429	$151,247	$164,297
Components
Allowance for Credit Losses - Loans and Leases	$146,766	$148,528	$146,403	$144,439	$157,821
Allowance for Credit Losses - Accrued Interest Receivable [2]	—	—	—	—	414
Reserve for Unfunded Commitments [3]	1,637	2,121	6,026	6,808	6,062
Total Reserve for Credit Losses	$148,403	$150,649	$152,429	$151,247	$164,297
Average Loans and Leases Outstanding	$14,026,427	$13,868,916	$13,851,551	$12,896,510	$12,023,669
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.10%	0.09%	0.06%	0.04%	0.05%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [4]	1.04%	1.06%	1.05%	1.06%	1.29%
1.Certain prior period information has been reclassified to conform to current presentations.
2.On December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted. The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. In 2022, the reserve on accrued interest receivable was fully released.
3.The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition. The offsetting provision was recorded in provision for credit losses in the consolidated statements of income.
4.The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses
Table 19 and 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 19
	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Commercial
Commercial Mortgage	$50,244	$43,745	$32,646	$32,588	$29,997
Commercial and Industrial	23,834	32,840	34,036	24,283	27,650
Construction	3,876	5,315	5,090	4,223	4,311
Lease Financing	1,589	2,000	2,302	2,806	2,992
Total Commercial	79,543	83,900	74,074	63,900	64,950
Consumer
Residential Mortgage	13,979	15,685	19,452	17,079	20,721
Home Equity	13,261	12,130	14,317	16,654	18,924
Automobile	16,398	17,116	18,799	21,566	25,018
Other	23,585	19,697	19,761	25,240	28,208
Total Consumer	67,223	64,628	72,329	80,539	92,871
Total Allocation of Allowance for Credit Losses	$146,766	$148,528	$146,403	$144,439	$157,821

Allocation of Allowance as Percent of Loan or Lease Category									Table 20
	December 31,
	2025		2024		2023		2022		2021
	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases	Alloc. Allow. as % of Loan or Lease Category	Loan Category as % of Total Loans and Leases
Commercial
Commercial Mortgage	1.19%	29.87%	1.09%	28.56%	0.87%	26.85%	0.87%	27.30%	0.95%	25.71%
Commercial and Industrial	1.50	11.25	1.93	12.11	2.05	11.91	1.72	10.32	1.86	12.14
Construction	1.86	1.48	1.72	2.19	1.67	2.18	1.62	1.91	1.96	1.80
Lease Financing	1.80	0.63	2.20	0.64	3.84	0.43	4.04	0.51	2.85	0.86
Total Commercial	1.31	43.22	1.37	43.52	1.28	41.37	1.17	40.04	1.31	40.51
Consumer
Residential Mortgage	0.29	33.91	0.34	32.88	0.42	33.55	0.37	34.10	0.48	35.15
Home Equity	0.63	15.02	0.56	15.38	0.63	16.22	0.75	16.31	1.03	14.98
Automobile	2.38	4.90	2.24	5.43	2.24	6.00	2.48	6.38	3.40	6.01
Other	5.69	2.94	5.02	2.79	4.93	2.86	5.84	3.17	6.88	3.35
Total Consumer	0.84	56.78	0.81	56.48	0.88	58.63	0.98	59.96	1.27	59.49
Total	1.04%	100.00%	1.06%	100.00%	1.05%	100.00%	1.06%	100.00%	1.29%	100.00%
Allowance for Credit Losses (the “Allowance”)
As of December 31, 2025, the Allowance was $146.8 million or 1.04% of total loans and leases outstanding compared with an Allowance of $148.5 million or 1.06% of total loans and leases outstanding as of December 31, 2024. The Allowance reflects management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach. The Ratio of Allowance for Credit Losses to Loans and Leases Outstanding was stable compared with the prior year.
Net charge-offs of loans and leases were $13.7 million or 0.10% of total average loans and leases in 2025 compared to $12.9 million or 0.09% of total average loans and leases in the prior year. Net charge-offs in our consumer portfolios were $11.0 million in 2025 compared to $11.2 million in the prior year. Net charge-offs in our commercial portfolios were $2.8 million in 2025 compared to $1.8 million in the prior year.

The allocation of the Allowance to our commercial portfolio segment decreased by $4.4 million or 5% from the prior year. This decrease was primarily due to reductions in the Allowance of $9.0 million allocated to the commercial and industrial portfolio and $1.4 million allocated to the construction portfolio, partially offset by an increase in the Allowance of $6.5 million allocated to the commercial mortgage portfolio. The net decrease is primarily due to a decline in specific reserves, as well as a lower qualitative adjustment driven by improved Maui conditions and improved outlook for certain commercial borrowers.
The allocation of the Allowance to our consumer portfolio segment increased by $2.6 million or 4% from the prior year. This increase was primarily due to increases in the Allowance of $3.9 million allocated to the other portfolio and $1.1 million allocated to the home equity portfolio partially offset by a decrease in the Allowance of $1.7 million allocated to the residential mortgage portfolio. The net increase was primarily due to a weaker forecasted economic outlook.
See Note 3 in Item 8. “Notes to Consolidated Financial Statements” for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments
The Unfunded Reserve was $1.6 million as of December 31, 2025, and $2.1 million as of December 31, 2024, a decrease of $0.5 million, which was primarily due to lower unfunded commitments in our construction loan portfolio.
Provision for Credit Losses
The provision for credit losses was $11.5 million for the year ended December 31, 2025 compared to $11.2 million in the prior year. The increase in the provision was due to a higher provision for the Allowance for loans and leases, partially offset by a lower provision for the Unfunded Reserve.
Other Credit Risks
In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $66.3 million as of December 31, 2025, and $63.9 million as of December 31, 2024. We also maintained investments in corporate bonds with a carrying value of $745.9 million as of December 31, 2025, and $682.2 million as of December 31, 2024. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.
Our use of derivative financial instruments exposes the Company to counterparty credit risk. See Note 16 in Item 8. “Notes to Consolidated Financial Statements” for more information.
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
Interest Rate Risk
The objective of our interest rate risk management process is to optimize net interest income while operating within acceptable limits. This involves balancing expected returns with potential earnings and price volatility due to changes in interest rates over short-term, medium-term, and long-term time horizons, while maintaining adequate levels of funding and liquidity. The potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in interest rates. This interest rate risk arises primarily from our core business activities of extending loans, holding the securities portfolio, and accepting deposits.

We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of sensitivities to frame our risk exposures. We pay particular attention to the rate shock sensitivities within the range of +/-200 basis points, as we believe this range represents the highest probability of rate movements that could occur in the near to medium term. For the year ended December 31, 2025, we remained within applicable guidelines for such scenarios.
The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:
•adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;
•changing product pricing strategies;
•modifying characteristics, including mix and duration, of the investment securities portfolio; and
•using derivative financial instruments.
Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base consists primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of December 31, 2025, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 16 in Item 8. “Notes to Consolidated Financial Statements.”
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
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 21A presents, for the twelve months subsequent to December 31, 2025 and 2024, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes a static balance sheet and generally unchanged interest rates.

Net Interest Income Sensitivity Profile				Table 21A
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$32,646	5.2%	$31,028	5.6%
+300	27,489	4.4	25,281	4.6
+200	20,696	3.3	18,783	3.4
+100	11,458	1.8	10,393	1.9
-100	(8,525)	(1.4)	(13,029)	(2.3)
-200	(20,383)	(3.3)	(27,883)	(5.0)
-300	(48,664)	(7.8)	(43,536)	(7.8)
-400	(86,935)	(13.9)	(65,753)	(11.8)
Based on our net interest income simulation as of December 31, 2025, net interest income is expected to increase as interest rates rise. Rising interest rates drive higher income from floating rate loans, investment securities and interest rate swaps, as well as higher reinvestment yields on cash flows. Conversely, declining interest rates cause floating rate loans and investment yields to fall, income on interest rate swaps to decline and cash flows to be reinvested at lower rates. In addition, deposits are assumed to reprice lower than 100% beta, causing interest expense to change less rapidly than market rate changes.
Compared with prior year, NII sensitivity over the next 12 months at December 31, 2025 generally increased in dollar amount, but decreased as a percentage of base. This shift in sensitivity profile was due to several factors including: higher base NII in 2025, an $800 million reduction in active pay-fixed swaps, the implementation of new deposit pricing models with asymmetric beta to rising and falling rate scenarios, and deposit rates hitting floors in the -300 and -400 basis points shock at current lower rate levels.
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

Economic Value of Equity Sensitivity Profile				Table 21B
	Impact on Economic Value of Equity
(dollars in thousands)	December 31, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)
+400	$(676,020)	(21.0)%	$(1,032,211)	(29.1)%
+300	(519,819)	(16.2)	(763,479)	(21.5)
+200	(353,098)	(11.0)	(496,443)	(14.0)
+100	(177,928)	(5.5)	(238,689)	(6.7)
-100	196,634	6.1	177,198	5.0
-200	356,504	11.1	274,546	7.7
-300	315,375	9.8	294,363	8.3
-400	106,004	3.3	(99,219)	(2.8)
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
We maintain access to ample sources of readily available contingent liquidity. As of December 31, 2025, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.7 billion. We are also a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As of December 31, 2025, we had pledged loans to the FHLB and had remaining borrowing capacity of $2.1 billion.
In addition, we utilize our investment securities portfolio as collateral to secure deposits of public entities as well as repurchase agreements with private institution counterparties. The high-quality nature of our investment securities portfolio, which consists primarily of government and agency securities, facilitates the use of these assets for pledging purposes.
Other sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our core deposits have historically provided us with a long-term source of stable and low-cost source of funding. Additional funding is also available through the issuance of long-term debt or equity.

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of December 31, 2025, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of December 31, 2025, cash and cash equivalents were $0.9 billion, the carrying value of our available-for-sale investment securities was $3.5 billion, and total deposits were $21.2 billion. As of December 31, 2025, our available-for-sale investment securities portfolio had an average remaining duration of approximately 3.01 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. The Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures intended to ensure capital adequacy. As of December 31, 2025, the Company’s capital levels met the “well-capitalized” requirement under regulatory guidelines. There have been no conditions or events since December 31, 2025, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 22 below.

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Change in Shareholders’ Equity
Net Income	$205,902	$149,994	$171,202	$225,804	$253,372
Cash Dividends Paid on Common Shares	(112,956)	(112,313)	(111,795)	(112,557)	(110,633)
Cash Dividends Paid on Preferred Shares	(21,077)	(12,644)	(7,877)	(7,877)	(2,975)
Dividend Reinvestment Program	4,106	4,246	4,535	4,680	4,835
Preferred Stock Issued, Net	—	160,614	—	—	175,487
Common Stock Repurchased Under Share Repurchase Program	(5,001)	—	(9,854)	(49,842)	(27,339)
Equity Compensation Plan Common Stock Repurchases	(3,773)	(5,302)	(4,436)	(5,221)	(3,919)
Other [1]	116,237	68,937	55,472	(349,603)	(51,724)
Increase (Decrease) in Shareholders’ Equity	$183,438	$253,532	$97,247	$(294,616)	$237,104
Regulatory Capital
Total Common Shareholders’ Equity	$1,506,212	$1,322,774	$1,238,756	$1,141,508	$1,436,124
Adjustments:
CECL Transitional Amount	—	2,375	4,749	7,124	9,498
Goodwill, Net of Deferred Tax Liabilities	(28,746)	(28,746)	(28,746)	(28,746)	(28,747)
Deferred Tax Assets from Tax Credit Carryforwards	(2,191)	—	—	—	—
Postretirement Benefit Liability Adjustments	20,253	23,396	23,261	25,078	33,496
Net Unrealized Losses on Investment Securities, Net of Tax [2]	224,185	319,993	373,427	409,579	32,886
Other	9,097	9,097	198	198	198
Common Equity Tier 1 Capital	1,728,810	1,648,889	1,611,645	1,554,741	1,483,455
Preferred Stock, Net of Issuance Cost	336,101	336,101	175,487	175,487	175,487
Tier 1 Capital	2,064,911	1,984,990	1,787,132	1,730,228	1,658,942
Allowable Reserve for Credit Losses	148,404	148,634	148,400	145,202	153,001
Total Regulatory Capital	$2,213,315	$2,133,624	$1,935,532	$1,875,430	$1,811,943
Risk-Weighted Assets	$14,246,238	$14,225,908	$14,226,780	$14,238,798	$12,236,805
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.14%	11.59%	11.33%	10.92%	12.12%
Tier 1 Capital Ratio	14.49	13.95	12.56	12.15	13.56
Total Capital Ratio	15.54	15.00	13.60	13.17	14.81
Tier 1 Leverage Ratio	8.57	8.31	7.51	7.37	7.32
1.Includes unrealized gains and losses on investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax impact.
2.Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.
Shareholders’ Equity
As of December 31, 2025, shareholders’ equity was $1.9 billion, an increase of $183.4 million or 11.0% from the prior year. For 2025, the increase was attributed to net income of $205.9 million, other comprehensive income of $99.0 million, share-based compensation of $16.2 million, and common stock issuances of $5.1 million offset by cash dividends of $113.0 million paid on common stock shares, cash dividends of $21.1 million paid on preferred stock shares, common stock repurchased under share repurchase program of $5.0 million, and common stock repurchases related to taxes withheld for share based compensation of $3.8 million.

In 2025, we repurchased 76,547 shares of common stock at a total cost of $5.0 million under our share repurchase program. Remaining buyback authority was $121.0 million as of December 31, 2025. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In January 2026, the Parent’s Board of Directors declared a quarterly dividend of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividends on the Series A Preferred Stock and Series B Preferred Stock were paid on February 2, 2026, to shareholders of record at the close of business on January 16, 2026.
In January 2026, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on March 13, 2026, to shareholders of record at the close of business on February 27, 2026.
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
The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019. As of December 31, 2025, the Company’s capital levels remained characterized as “well-capitalized.”
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bank of Hawaii Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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
At December 31, 2025, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $14.1 billion and $146.8 million, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This includes a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.
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
Honolulu, Hawaiʻi
February 24, 2026

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$946,520	$763,571
Investment Securities
Available-for-Sale	3,510,652	2,689,528
Held-to-Maturity (Fair Value of $3,651,966 and $3,820,882)	4,245,681	4,618,543
Loans Held for Sale	4,369	2,150
Loans and Leases	14,082,050	14,075,980
Allowance for Credit Losses	(146,766)	(148,528)
Net Loans and Leases	13,935,284	13,927,452
Premises and Equipment, Net	199,747	184,480
Operating Lease Right-of-Use Assets	83,424	80,165
Accrued Interest Receivable	69,899	66,367
Mortgage Servicing Rights	17,455	19,199
Goodwill	31,517	31,517
Bank-Owned Life Insurance	499,795	481,184
Other Assets	632,021	736,958
Total Assets	$24,176,364	$23,601,114
Liabilities
Deposits
Noninterest-Bearing Demand	$5,755,371	$5,423,562
Interest-Bearing Demand	3,910,952	3,784,984
Savings	8,741,090	8,364,916
Time	2,781,082	3,059,575
Total Deposits	21,188,495	20,633,037
Securities Sold Under Agreements to Repurchase	50,000	100,000
Other Debt	558,176	558,274
Operating Lease Liabilities	92,402	88,794
Retirement Benefits Payable	20,139	23,760
Accrued Interest Payable	22,370	34,799
Other Liabilities	393,570	494,676
Total Liabilities	22,325,152	21,933,340
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2025 - 58,780,253 / 39,725,698; and December 31, 2024 - 58,765,907 / 39,762,255)	587	585
Capital Surplus	664,781	647,403
Accumulated Other Comprehensive Loss	(244,438)	(343,389)
Retained Earnings	2,205,707	2,133,838
Treasury Stock, at Cost (Shares: December 31, 2025 - 19,054,555 and December 31, 2024 - 19,003,609)	(1,120,425)	(1,115,663)
Total Shareholders’ Equity	1,851,212	1,667,774
Total Liabilities and Shareholders’ Equity	$24,176,364	$23,601,114
The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Interest Income
Interest and Fees on Loans and Leases	$667,506	$653,615	$590,611
Income on Investment Securities
Available-for-Sale	114,027	89,705	93,528
Held-to-Maturity	78,387	85,515	92,750
Cash and Cash Equivalents	23,408	30,701	28,380
Other	4,495	4,215	5,106
Total Interest Income	887,823	863,751	810,375
Interest Expense
Deposits	324,235	368,764	250,847
Securities Sold Under Agreements to Repurchase	2,227	4,608	16,306
Short-Term Borrowings	—	—	5,713
Other Debt	23,822	23,799	40,484
Total Interest Expense	350,284	397,171	313,350
Net Interest Income	537,539	466,580	497,025
Provision for Credit Losses	11,500	11,150	9,000
Net Interest Income After Provision for Credit Losses	526,039	455,430	488,025
Noninterest Income
Fees, Exchange, and Other Service Charges	56,337	57,236	55,556
Trust and Asset Management	49,319	47,485	43,597
Service Charges on Deposit Accounts	33,582	32,430	31,116
Bank-Owned Life Insurance	14,764	13,568	11,643
Annuity and Insurance	5,211	5,436	4,736
Mortgage Banking	3,660	4,109	4,255
Investment Securities Losses, Net	(23,395)	(7,507)	(11,455)
Other	39,612	19,772	37,161
Total Noninterest Income	179,090	172,529	176,609
Noninterest Expense
Salaries and Benefits	248,772	232,564	234,079
Net Occupancy	42,019	42,084	39,924
Net Equipment	40,501	40,886	40,251
Data Processing	21,985	19,540	18,836
Professional Fees	16,231	19,319	17,459
FDIC Insurance	11,168	17,850	28,313
Other	62,471	57,865	58,656
Total Noninterest Expense	443,147	430,108	437,518
Income Before Provision for Income Taxes	261,982	197,851	227,116
Provision for Income Taxes	56,080	47,857	55,914
Net Income	$205,902	$149,994	$171,202
Preferred Stock Dividends	21,077	12,644	7,877
Net Income Available to Common Shareholders	$184,825	$137,350	$163,325
Basic Earnings Per Common Share	$4.67	$3.48	$4.16
Diluted Earnings Per Common Share	$4.63	$3.46	$4.14
Dividends Declared Per Common Share	$2.80	$2.80	$2.80
Basic Weighted Average Common Shares	39,618,830	39,450,737	39,274,291
Diluted Weighted Average Common Shares	39,934,431	39,700,388	39,428,912
The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net Income	$205,902	$149,994	$171,202
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gains and Losses on Investment Securities	95,808	53,435	36,152
Net Change in Defined Benefit Plans	3,143	(136)	1,818
Other Comprehensive Income	98,951	53,299	37,970
Comprehensive Income	$304,853	$203,293	$209,172
The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2022	180,000	$180,000	—	$—	39,835,750	$582	$620,578	$(434,658)	$2,055,912	$(1,105,419)	$1,316,995
Net Income	—	—	—	—	—	—	—	—	171,202	—	171,202
Other Comprehensive Income	—	—	—	—	—	—	—	37,970	—	—	37,970
Share-Based Compensation	—	—	—	—	—	—	15,656	—	—	—	15,656
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	130,286	1	188	—	127	6,065	6,381
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(150,000)	—	—	—	—	(9,854)	(9,854)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(62,898)	—	—	—	—	(4,436)	(4,436)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(111,795)	—	(111,795)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(7,877)	—	(7,877)
Balance as of December 31, 2023	180,000	$180,000	—	$—	39,753,138	$583	$636,422	$(396,688)	$2,107,569	$(1,113,644)	$1,414,242

Net Income	—	$—	—	$—	—	$—	$—	$—	$149,994	$—	$149,994
Other Comprehensive Income	—	—	—	—	—	—	—	53,299	—	—	53,299
Share-Based Compensation	—	—	—	—	—	—	14,444	—	—	—	14,444
Preferred Stock Issued, Net	—	—	165,000	165,000	—	—	(4,386)	—	—	—	160,614
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	96,394	2	923	—	1,232	3,283	5,440
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(87,277)	—	—	—	—	(5,302)	(5,302)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(112,313)	—	(112,313)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(12,644)	—	(12,644)
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774

Net Income	—	$—	—	$—	—	$—	$—	$—	$205,902	$—	$205,902
Other Comprehensive Income	—	—	—	—	—	—	—	98,951	—	—	98,951
Share-Based Compensation	—	—	—	—	—	—	16,243	—	—	—	16,243
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	97,556	2	1,135	—	—	4,012	5,149
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(76,547)	—	—	—	—	(5,001)	(5,001)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(57,566)	—	—	—	—	(3,773)	(3,773)
Cash Dividends Declared Common Stock ($2.80 per share)	—	—	—	—	—	—	—	—	(112,956)	—	(112,956)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(21,077)	—	(21,077)
Balance as of December 31, 2025	180,000	$180,000	165,000	$165,000	39,725,698	$587	$664,781	$(244,438)	$2,205,707	$(1,120,425)	$1,851,212
The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating Activities
Net Income	$205,902	$149,994	$171,202
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	11,500	11,150	9,000
Depreciation and Amortization	18,788	20,053	21,324
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(944)	(325)	491
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	11,374	12,234	13,222
Amortization of Operating Lease Right-of-Use-Assets	11,587	11,469	11,667
Share-Based Compensation	16,243	14,444	15,656
Benefit Plan Contributions	(2,191)	(2,068)	(2,141)
Deferred Income Taxes	2,512	(12,220)	(11,205)
Net Gains on Sales of Loans and Leases	(2,257)	(2,331)	(2,103)
Net Realized Losses on Sales of Investment Securities	16,841	—	4,581
Gain on Sale of Merchant Portfolio, Net of Cash Received	(16,040)	—	—
Proceeds from Sales of Loans Held for Sale	22,680	61,229	57,738
Originations of Loans Held for Sale	(24,725)	(59,816)	(60,084)
Net Change in Other Assets and Other Liabilities	(52,932)	(32,872)	(90,582)
Net Cash Provided by Operating Activities	218,338	170,941	138,766
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments, and Maturities	537,111	213,403	474,897
Purchases	(1,267,183)	(470,812)	(511)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	388,232	395,411	434,528
Net Change in Loans and Leases	(27,194)	(99,827)	(325,262)
Purchases of Premises and Equipment	(34,055)	(9,679)	(9,402)
Net Cash (Used in) Provided by Investing Activities	(403,089)	28,496	574,250
Financing Activities
Net Change in Deposits	555,458	(422,008)	439,349
Repayment of Long-Term Debt	(50,098)	(50,490)	(575,000)
Proceeds from Other Debt	—	—	1,350,000
Repayments of Other Debt	—	(105)	(1,200,104)
Proceeds from Issuance of Preferred Stock	—	160,614	—
Proceeds from Issuance of Common Stock	5,147	5,438	5,878
Common Stock Repurchased Under Share Repurchase Program	(5,001)	—	(9,854)
Equity Compensation Plan Common Stock Repurchases	(3,773)	(5,302)	(4,436)
Cash Dividends Paid on Common Stock	(112,956)	(112,313)	(111,795)
Cash Dividends Paid on Preferred Stock	(21,077)	(12,644)	(7,877)
Net Cash Provided by (Used in) Financing Activities	367,700	(436,810)	(113,839)
Net Change in Cash and Cash Equivalents	182,949	(237,373)	599,177
Cash and Cash Equivalents at Beginning of Period	763,571	1,000,944	401,767
Cash and Cash Equivalents at End of Period	$946,520	$763,571	$1,000,944
Supplemental Information
Cash Paid for Interest	$362,714	$403,394	$282,025
Cash Paid for Income Taxes	24,902	31,240	52,246
Non-Cash Investing and Financing Activities:
Transfers from Loans to Foreclosed Real Estate	588	708	1,625
Transfers from Loans Held for Sale to Loans	—	—	569
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
Unfunded commitments to fund these low-income housing partnerships were $113.7 million and $119.0 million as of December 31, 2025 and 2024, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 17 Affordable Housing Projects Tax Credit Partnerships for more information.
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
The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $224.7 million and $233.2 million as of December 31, 2025 and 2024, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities
Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2025 and 2024. Available-for-sale investment securities, comprised of debt, collateralized mortgage obligations, and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt, collateralized mortgage obligations, and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.
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
Collateral-Dependent Loans
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of these loans are collateralized by various types of real estate.
Reserve for Credit Losses
The Company’s reserve for credit losses is comprised of the Allowance and the Unfunded Reserve.
Allowance for Credit Losses (the “Allowance”)
The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).
The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable (“R&S”) forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. The Company also considers future economic conditions and portfolio performance as part of an R&S forecast period.
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
Commercial Portfolio Segment
The historical loss experience for the commercial portfolio segment is primarily determined by using a Cohort method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics based on portfolio class and risk ratings and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.
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
The Company also incorporates an R&S loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs asset quality reviews which include a review of forecasted delinquencies, gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The results of the asset quality review are used to consider qualitative adjustments to the quantitative baseline. After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.
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
Consumer Portfolio Segment
The historical loss experience for the consumer portfolio segment is primarily determined using a Vintage method. This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originated in the same period, known as a vintage. The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the Allowance for most of the consumer portfolio segment. The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further based on historical loss behavior. For example, the Company sub-segments residential mortgages by geography and home equity by lien position.
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
The Company also incorporates an R&S loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the consumer portfolio which could differ from historical loss experience. The Company performs asset quality reviews which include a review of forecasted delinquencies, gross charge-offs and recoveries, and nonperforming assets. Asset quality review results are used to consider qualitative adjustments to the quantitative baseline.
The Company has chosen an immediate reversion back to average historical loss rates following the one-year R&S loss forecast period. The reversion method does not reflect uncertainties beyond the R&S loss forecast period, for which the Company has addressed through other qualitative adjustments.

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans evaluated using a collective or pooled basis. See Note 3 Loans and Leases and the Allowance for Credit Losses for more information.
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
Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities
The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 2 Investment Securities for more information.
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
Foreclosed Real Estate
Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other noninterest expense. The fair value of the property acquired is based on third-party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment.
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
The Company performs an annual evaluation of goodwill impairment or more frequently if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaiʻi economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2025, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.
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

Revenue Recognition
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue is recognized as incurred.
Service Charges on Deposit Accounts
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional-based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Fees, Exchange, and Other Service Charges
Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, credit card commissions and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. During the year ended December 31, 2025, the Company sold the economic interests in its merchant services portfolio to a third party. As a result of this transaction, the Company recognized a one‑time gain of $18.1 million. The gain was recorded in other noninterest income in the Company’s consolidated statements of income.
Credit card commissions related to the Company’s co-branded credit cards with Hawaiian Airlines are primarily earned through card customer spending and new card account openings. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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
The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2025, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.
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
Derivative Financial Instruments and Hedging Activities
Derivative instruments are carried at fair value and recorded in other assets or other liabilities, as appropriate in the consolidated statements of condition with changes in the fair value recorded to earnings. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item in the consolidated statements of condition and in the related net interest income line item.
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
Advertising Costs
Advertising costs are expensed the first time that advertising takes place. Advertising costs were $8.5 million, $7.8 million, and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument.
See Note 13 Employee Benefits and Note 20 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.
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

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of the Company’s investment securities as of December 31, 2025 and 2024, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$221,260	$260	$(3,182)	$218,338
Debt Securities Issued by States and Political Subdivisions	72,272	—	(5,960)	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	789	—	(8)	781
Debt Securities Issued by Corporations	752,401	1,947	(18,705)	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,564,346	4,328	(80,292)	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	349,642	716	(20,522)	329,836
Commercial - Non-Agency	60,635	121	(111)	60,645
Total Collateralized Mortgage Obligations	1,974,623	5,165	(100,925)	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	635,431	4,004	(28,720)	610,715
Total Mortgage-Backed Securities	635,431	4,004	(28,720)	610,715
Total	$3,656,776	$11,376	$(157,500)	$3,510,652
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,496	$—	$(8,749)	$115,747
Debt Securities Issued by Corporations	10,218	—	(1,559)	8,659
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,995,813	2	(280,004)	1,715,811
Commercial - Government Agencies or Sponsored Enterprises	406,956	—	(78,054)	328,902
Total Collateralized Mortgage Obligations	2,402,769	2	(358,058)	2,044,713
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,698,215	665	(224,352)	1,474,528
Commercial - Government Agencies or Sponsored Enterprises	9,983	—	(1,664)	8,319
Total Mortgage-Backed Securities	1,708,198	665	(226,016)	1,482,847
Total	$4,245,681	$667	$(594,382)	$3,651,966

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$257,036	$221	$(8,185)	$249,072
Debt Securities Issued by States and Political Subdivisions	73,208	—	(9,349)	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,505	—	(41)	1,464
Debt Securities Issued by Corporations	703,579	376	(32,280)	671,675
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,050,299	322	(115,401)	935,220
Commercial - Government Agencies or Sponsored Enterprises	306,696	199	(23,421)	283,474
Total Collateralized Mortgage Obligations	1,356,995	521	(138,822)	1,218,694
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	555,092	130	(70,458)	484,764
Total Mortgage-Backed Securities	555,092	130	(70,458)	484,764
Total	$2,947,415	$1,248	$(259,135)	$2,689,528
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,868	$—	$(14,927)	$116,941
Debt Securities Issued by Corporations	10,490	—	(2,156)	8,334
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	2,185,210	3	(377,149)	1,808,064
Commercial - Government Agencies or Sponsored Enterprises	416,389	—	(92,211)	324,178
Total Collateralized Mortgage Obligations	2,601,599	3	(469,360)	2,132,242
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,864,591	37	(309,093)	1,555,535
Commercial - Government Agencies or Sponsored Enterprises	9,995	—	(2,165)	7,830
Total Mortgage-Backed Securities	1,874,586	37	(311,258)	1,563,365
Total	$4,618,543	$40	$(797,701)	$3,820,882
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $12.3 million and $9.0 million for December 31, 2025 and 2024, respectively. For HTM debt securities, AIR totaled $7.9 million and $8.6 million as of December 31, 2025 and 2024, respectively.
The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2025. Debt securities consisting of securitized loan pools (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$131,379	$130,642
Due After One Year Through Five Years	699,674	682,542
Due After Five Years Through Ten Years	116,509	108,774
	947,562	921,958
Debt Securities Issued by Government Agencies	99,160	99,116
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,564,346	1,488,382
Commercial - Government Agencies or Sponsored Agencies	349,642	329,836
Commercial - Non-Agency	60,635	60,645
Total Collateralized Mortgage Obligations	1,974,623	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	635,431	610,715
Total Mortgage-Backed Securities	635,431	610,715
Total	$3,656,776	$3,510,652
Held-to-Maturity:
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	74,872	71,290
Due After Five Year Through Ten Years	59,842	53,116
	134,714	124,406
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,995,813	1,715,811
Commercial - Government Agencies or Sponsored Agencies	406,956	328,902
Total Collateralized Mortgage Obligations	2,402,769	2,044,713
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,698,215	1,474,528
Commercial - Government Agencies or Sponsored Agencies	9,983	8,319
Total Mortgage-Backed Securities	1,708,198	1,482,847
Total	$4,245,681	$3,651,966
Investment securities with carrying values of $7.6 billion and $7.2 billion as of December 31, 2025 and 2024, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company’s borrowing capacity with the FRB, and secure derivative transactions.
The table below presents the net realized gains and losses from the sales of investment securities for the years ended December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
Gross Gains on Sales of Investment Securities	$—	$—	$146
Gross Losses on Sales of Investment Securities	(16,841)	—	(4,727)
Fees paid to Visa Class B share sales counterparties	(6,554)	(7,507)	(6,874)
Investment Securities Losses, Net	$(23,395)	$(7,507)	$(11,455)
During the year ended December 31, 2025, losses on sales of investment securities were driven by the Company’s repositioning of a portion of its AFS securities portfolio, which included the sale of $208.4 million securities. The losses on sales of investment securities during the year ended December 31, 2023 resulted from a strategic decision to reduce the size of the AFS portfolio. Gross losses on sales of investment securities also include fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.
The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,753	$(127)	$124,785	$(3,055)	$176,538	$(3,182)
Debt Securities Issued by States and Political Subdivisions	—	—	66,312	(5,960)	66,312	(5,960)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	781	(8)	781	(8)
Debt Securities Issued by Corporations	49,921	(171)	558,403	(18,534)	608,324	(18,705)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	50,138	(53)	565,429	(80,239)	615,567	(80,292)
Commercial - Government Agencies or Sponsored Enterprises	30,660	(39)	199,179	(20,483)	229,839	(20,522)
Commercial - Non-Agency	24,555	(111)	—	—	24,555	(111)
Total Collateralized Mortgage Obligations	105,353	(203)	764,608	(100,722)	869,961	(100,925)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total Mortgage-Backed Securities	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total	$250,396	$(621)	$1,782,541	$(156,879)	$2,032,937	$(157,500)
December 31, 2024
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$38,854	$(288)	$157,456	$(7,897)	$196,310	$(8,185)
Debt Securities Issued by States and Political Subdivisions	—	—	63,644	(9,349)	63,644	(9,349)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1,464	(41)	1,464	(41)
Debt Securities Issued by Corporations	24,892	(108)	546,407	(32,172)	571,299	(32,280)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	153,104	(275)	673,141	(115,126)	826,245	(115,401)
Commercial - Government Agencies or Sponsored Enterprises	92,485	(5)	128,430	(23,416)	220,915	(23,421)
Total Collateralized Mortgage Obligations	245,589	(280)	801,571	(138,542)	1,047,160	(138,822)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	135	0	480,189	(70,458)	480,324	(70,458)
Total Mortgage-Backed Securities	135	0	480,189	(70,458)	480,324	(70,458)
Total	$309,470	$(676)	$2,050,731	$(258,459)	$2,360,201	$(259,135)
The Company does not believe the AFS debt securities that were in an unrealized loss position represent a credit loss impairment. As of December 31, 2025 and 2024, the Company’s unrealized losses from AFS debt securities were generated from 319 out of 459 securities and 386 out of 448 securities, respectively. As of December 31, 2025 and 2024, total gross unrealized losses were attributed to changes in interest rates and pricing spreads, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities issued by corporations and commercial non-agency are of high credit quality and the issuers continue to make timely principal and interest payments. Non-agency commercial mortgage-backed securities are all AAA-rated by at least one nationally recognized statistical rating organization and cash flows from the underlying collateral continue to support timely principal and interest payments. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.
Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2025.
Interest income from taxable and non-taxable investment securities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Taxable	$190,548	$174,782	$186,082
Non-Taxable	1,866	438	196
Total Interest Income from Investment Securities	$192,414	$175,220	$186,278

Note 3. Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commercial
Commercial Mortgage	$4,205,791	$4,020,622
Commercial and Industrial	1,584,245	1,705,133
Construction	208,584	308,898
Lease Financing	88,303	90,756
Total Commercial	6,086,923	6,125,409
Consumer
Residential Mortgage	4,775,502	4,628,283
Home Equity	2,114,809	2,165,514
Automobile	690,376	764,146
Other	414,440	392,628
Total Consumer	7,995,127	7,950,571
Total Loans and Leases	$14,082,050	$14,075,980
The majority of the Company’s lending activity is with customers located within the State of Hawaiʻi. A substantial portion of the Company’s real estate loans are secured by real estate within Hawaiʻi.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. AIR for loans and leases totaled $49.2 million and $48.4 million as of December 31, 2025 and 2024, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2025, 2024 and 2023.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(3,107)	(15,914)	(19,021)
Recoveries on Loans and Leases Previously Charged-Off	345	4,930	5,275
Net Loans and Leases Charged-Off	(2,762)	(10,984)	(13,746)
Provision for Credit Losses	(1,595)	13,579	11,984
Balance at End of Period	$79,543	$67,223	$146,766

For the Year Ended December 31, 2024
Allowance for Credit Losses:
Balance at Beginning of Period	$74,074	$72,329	$146,403
Loans and Leases Charged-Off	(2,609)	(16,527)	(19,136)
Recoveries on Loans and Leases Previously Charged-Off	832	5,374	6,206
Net Loans and Leases Charged-Off	(1,777)	(11,153)	(12,930)
Provision for Credit Losses	11,603	3,452	15,055
Balance at End of Period	$83,900	$64,628	$148,528

For the Year Ended December 31, 2023
Allowance for Credit Losses:
Balance at Beginning of Period	$63,900	$80,539	$144,439
Loans and Leases Charged-Off	(987)	(13,980)	(14,967)
Recoveries on Loans and Leases Previously Charged-Off	350	6,799	7,149
Net Loans and Leases Charged-Off	(637)	(7,181)	(7,818)
Provision for Credit Losses	10,811	(1,029)	9,782
Balance at End of Period	$74,074	$72,329	$146,403
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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified Credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly. The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025[1]	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2025
Commercial
Commercial Mortgage
Pass	$743,496	$270,649	$674,361	$881,873	$531,477	$830,457	$38,099	$–	$3,970,412
Special Mention	–	–	40,000	–	–	–	–	–	40,000
Classified	35,887	36,524	13,510	77,431	3,010	29,017	–	–	195,379
Total Commercial Mortgage	$779,383	$307,173	$727,871	$959,304	$534,487	$859,474	$38,099	$–	$4,205,791
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Commercial and Industrial
Pass	$252,560	$302,792	$227,373	$187,010	$131,213	$131,958	$299,212	$152	$1,532,270
Special Mention	–	347	–	–	–	–	23,023	–	23,370
Classified	1,333	–	11,616	967	1,934	3,060	9,695	–	28,605
Total Commercial and Industrial	$253,893	$303,139	$238,989	$187,977	$133,147	$135,018	$331,930	$152	$1,584,245
Gross Charge-Offs	507	139	25	–	–	2,436	–	–	3,107
Construction
Pass	$46,263	$139,052	$11,714	$–	$–	$–	$8,703	$–	$205,732
Classified	–	–	–	2,852	–	–	–	–	2,852
Total Construction	$46,263	$139,052	$11,714	$2,852	$–	$–	$8,703	$–	$208,584
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Lease Financing
Pass	$16,603	$44,482	$6,453	$6,385	$5,741	$8,196	$–	$–	$87,860
Classified	–	–	372	22	49	–	–	–	443
Total Lease Financing	$16,603	$44,482	$6,825	$6,407	$5,790	$8,196	$–	$–	$88,303
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Total Commercial	$1,096,142	$793,846	$985,399	$1,156,540	$673,424	$1,002,688	$378,732	$152	$6,086,923
Total Commercial Gross Charge-Offs	507	139	25	–	–	2,436	–	–	3,107
Consumer
Residential Mortgage
Pass	$529,441	$226,174	$233,534	$701,724	$1,120,135	$1,960,943	$–	$–	$4,771,951
Classified	–	–	–	859	–	2,692	–	–	3,551
Total Residential Mortgage	$529,441	$226,174	$233,534	$702,583	$1,120,135	$1,963,635	$–	$–	$4,775,502
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Home Equity
Pass	$–	$–	$–	$–	$–	$37	$2,022,071	$89,720	$2,111,828
Classified	–	–	–	–	–	–	2,796	185	2,981
Total Home Equity	$–	$–	$–	$–	$–	$37	$2,024,867	$89,905	$2,114,809
Gross Charge-Offs	–	–	–	–	–	–	178	245	423
Automobile
Pass	$202,257	$155,816	$127,551	$132,163	$49,457	$22,612	$–	$–	$689,856
Classified	34	104	214	79	48	41	–	–	520
Total Automobile	$202,291	$155,920	$127,765	$132,242	$49,505	$22,653	$–	$–	$690,376
Gross Charge-Offs	138	1,583	1,607	1,387	487	824	–	–	6,026
Other
Pass	$154,493	$98,482	$49,535	$55,128	$27,057	$27,781	$1,183	$–	$413,659
Classified	44	141	177	248	111	60	–	–	781
Total Other	$154,537	$98,623	$49,712	$55,376	$27,168	$27,841	$1,183	$–	$414,440
Gross Charge-Offs	1,155	2,169	1,809	2,217	1,188	927	–	–	9,465
Total Consumer	$886,269	$480,717	$411,011	$890,201	$1,196,808	$2,014,166	$2,026,050	$89,905	$7,995,127
Total Consumer Gross Charge-Offs	1,293	3,752	3,416	3,604	1,675	1,751	178	245	15,914
Total Loans and Leases	$1,982,411	$1,274,563	$1,396,410	$2,046,741	$1,870,232	$3,016,854	$2,404,782	$90,057	$14,082,050
Total Gross Charge-Offs	1,800	3,891	3,441	3,604	1,675	4,187	178	245	19,021
1.Loans reported as Special Mention or Classified in the 2025 column represent renewal of loans that originated in an earlier period.
During the year ended December 31, 2025, $31.9 million in revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024[1]	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2024
Commercial
Commercial Mortgage
Pass	$401,415	$687,580	$1,091,627	$596,386	$405,244	$600,386	$48,655	$–	$3,831,293
Special Mention	–	47,773	1,918	3,348	2,911	15,148	–	–	71,098
Classified	35,770	14,491	24,420	3,136	19,609	20,805	–	–	118,231
Total Commercial Mortgage	$437,185	$749,844	$1,117,965	$602,870	$427,764	$636,339	$48,655	$–	$4,020,622
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Commercial and Industrial
Pass	$356,831	$281,168	$236,802	$146,458	$135,158	$79,258	$375,135	$276	$1,611,086
Special Mention	467	–	–	–	–	–	38,587	–	39,054
Classified	325	15,614	3,483	4,831	6,590	6,427	17,716	7	54,993
Total Commercial and Industrial	$357,623	$296,782	$240,285	$151,289	$141,748	$85,685	$431,438	$283	$1,705,133
Gross Charge-Offs	362	282	–	1,438	128	399	–	–	2,609
Construction
Pass	$89,334	$110,153	$87,006	$1,689	$1,279	$–	$16,766	$–	$306,227
Special Mention	–	–	2,671	–	–	–	–	–	2,671
Total Construction	$89,334	$110,153	$89,677	$1,689	$1,279	$–	$16,766	$–	$308,898
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Lease Financing
Pass	$49,360	$8,174	$9,568	$9,751	$5,244	$7,602	$–	$–	$89,699
Classified	–	491	37	81	62	386	–	–	1,057
Total Lease Financing	$49,360	$8,665	$9,605	$9,832	$5,306	$7,988	$–	$–	$90,756
Gross Charge-Offs	–	–	–	–	–	–	–	–	–
Total Commercial	$933,502	$1,165,444	$1,457,532	$765,680	$576,097	$730,012	$496,859	$283	$6,125,409
Total Commercial Gross Charge-Offs	362	282	–	1,438	128	399	–	–	2,609
Consumer
Residential Mortgage
Pass	$268,330	$271,985	$751,920	$1,180,191	$919,280	$1,232,582	$–	$–	$4,624,288
Classified	–	–	858	474	735	1,928	–	–	3,995
Total Residential Mortgage	$268,330	$271,985	$752,778	$1,180,665	$920,015	$1,234,510	$–	$–	$4,628,283
Gross Charge-Offs	–	–	–	337	–	48	–	–	385
Home Equity
Pass	$–	$–	$–	$–	$–	$40	$2,105,833	$55,963	$2,161,836
Classified	–	–	–	–	–	–	3,092	586	3,678
Total Home Equity	$–	$–	$–	$–	$–	$40	$2,108,925	$56,549	$2,165,514
Gross Charge-Offs	–	–	–	–	–	–	429	272	701
Automobile
Pass	$210,145	$187,136	$210,207	$94,492	$34,614	$26,777	$–	$–	$763,371
Classified	90	191	224	154	57	59	–	–	775
Total Automobile	$210,235	$187,327	$210,431	$94,646	$34,671	$26,836	$–	$–	$764,146
Gross Charge-Offs	227	1,578	1,340	1,083	293	821	–	–	5,342
Other
Pass	$133,093	$74,068	$96,376	$52,152	$5,149	$30,580	$533	$–	$391,951
Classified	51	229	246	83	–	68	–	–	677
Total Other	$133,144	$74,297	$96,622	$52,235	$5,149	$30,648	$533	$–	$392,628
Gross Charge-Offs	1,431	2,151	2,901	1,869	326	1,421	–	–	10,099
Total Consumer	$611,709	$533,609	$1,059,831	$1,327,546	$959,835	$1,292,034	$2,109,458	$56,549	$7,950,571
Total Consumer Gross Charge-Offs	1,658	3,729	4,241	3,289	619	2,290	429	272	16,527
Total Loans and Leases	$1,545,211	$1,699,053	$2,517,363	$2,093,226	$1,535,932	$2,022,046	$2,606,317	$56,832	$14,075,980
Total Gross Charge-Offs	2,020	4,011	4,241	4,727	747	2,689	429	272	19,136
1.Loans reported as Special Mention or Classified in the 2024 column represent renewal of loans that originated in an earlier period.
During the year ended December 31, 2024, $12.7 million in revolving loans were converted to term loans.

Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2025 and 2024.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085	$4,203,706	$4,205,791	$—
Commercial and Industrial	96	110	—	1,940	2,146	1,582,099	1,584,245	1,933
Construction	—	—	—	—	—	208,584	208,584	—
Lease Financing	—	—	—	—	—	88,303	88,303	—
Total Commercial	96	110	—	4,025	4,231	6,082,692	6,086,923	1,933
Consumer
Residential Mortgage	5,146	2,492	8,834	5,382	21,854	4,753,648	4,775,502	1,081
Home Equity	3,622	2,305	2,152	4,469	12,548	2,102,261	2,114,809	1,526
Automobile	18,710	1,844	520	—	21,074	669,302	690,376	—
Other	2,467	1,135	753	—	4,355	410,085	414,440	—
Total Consumer	29,945	7,776	12,259	9,851	59,831	7,935,296	7,995,127	2,607
Total	$30,041	$7,886	$12,259	$13,876	$64,062	$14,017,988	$14,082,050	$4,540

As of December 31, 2024
Commercial
Commercial Mortgage	$—	$—	$—	$2,450	$2,450	$4,018,172	$4,020,622	$—
Commercial and Industrial	90	117	—	4,627	4,834	1,700,299	1,705,133	—
Construction	—	—	—	—	—	308,898	308,898	—
Lease Financing	—	—	—	—	—	90,756	90,756	—
Total Commercial	90	117	—	7,077	7,284	6,118,125	6,125,409	—
Consumer
Residential Mortgage	5,184	4,174	3,984	5,052	18,394	4,609,889	4,628,283	424
Home Equity	6,109	2,753	2,845	4,514	16,221	2,149,293	2,165,514	1,438
Automobile	16,443	1,661	776	—	18,880	745,266	764,146	—
Other	2,565	1,076	677	—	4,318	388,310	392,628	—
Total Consumer	30,301	9,664	8,282	9,566	57,813	7,892,758	7,950,571	1,862
Total	$30,391	$9,781	$8,282	$16,643	$65,097	$14,010,883	$14,075,980	$1,862

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$2,085	$2,085	$—	$2,450	$2,450
Commercial and Industrial	1,243	697	1,940	3,695	932	4,627
Total Commercial	1,243	2,782	4,025	3,695	3,382	7,077
Consumer
Residential Mortgage	4,946	436	5,382	5,052	—	5,052
Home Equity	4,469	—	4,469	4,514	—	4,514
Total Consumer	9,415	436	9,851	9,566	—	9,566
Total	$10,658	$3,218	$13,876	$13,261	$3,382	$16,643
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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Extension and Interest Rate Reduction	Rate Reduction, Payment Delay and Term Extension	Payment Delay	Total	% of Total Class of Loans and Leases
For the Year Ended December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$—	$2,085	0.05%
Commercial and Industrial	206	1,691	—	—	—	1,897	0.12%
Construction	2,852	—	—	—	—	2,852	1.37%
Total Commercial	3,058	1,691	—	2,085	—	6,834	0.11%
Consumer
Residential Mortgage	944	—	71	—	—	1,015	0.02%
Home Equity	—	—	141	—	—	141	0.01%
Automobile	12,096	666	—	—	—	12,762	1.85%
Other	1,840	153	—	—	—	1,993	0.48%
Total Consumer	14,880	819	212	—	—	15,911	0.20%
Total Loans and Leases	$17,938	$2,510	$212	$2,085	$—	$22,745	0.16%
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	$2,450	$—	$—	$—	$—	$2,450	0.06%
Commercial and Industrial	97	4,023	—	—	—	4,120	0.24%
Total Commercial	2,547	4,023	—	—	—	6,570	0.11%
Consumer
Residential Mortgage	—	—	—	—	14,369	14,369	0.31%
Home Equity	—	—	—	—	1,070	1,070	0.05%
Automobile	14,492	774	—	—	—	15,266	2.00%
Other	1,827	56	—	—	—	1,883	0.48%
Total Consumer	16,319	830	—	—	15,439	32,588	0.41%
Total Loans and Leases	$18,866	$4,853	$—	$—	$15,439	$39,158	0.28%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
For the Year Ended December 31, 2025
Commercial
Commercial Mortgage	24	$140	1.88%
Commercial and Industrial [2]	10	—	—
Construction	4	—	—
Consumer
Residential Mortgage	72	—	0.37
Home Equity	24	—	0.88
Automobile	21	13	—
Other	21	3	—
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	2	$—	—%
Commercial and Industrial	12	593	—
Consumer
Residential Mortgage	0	12	—
Home Equity	0	14	—
Automobile	22	1	—
Other	21	—	—
1.Includes forbearance plans.
2.Payment deferral reduced the frequency of interest payments on the modified loan. No changes were made to the principal owed. As a result, the weighted-average payment deferred is reported as zero.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the years ended December 31, 2025 and 2024.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension [1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Total
For the Year Ended December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085
Commercial and Industrial	33	—	—	—	33
Total Commercial	33	—	—	2,085	2,118
Consumer
Residential Mortgage	445	—	71	—	516
Automobile	779	—	—	—	779
Other	265	—	—	—	265
Total Consumer	1,489	—	71	—	1,560
Total Loans and Leases	$1,522	$—	$71	$2,085	$3,678
For the Year Ended December 31, 2024
Commercial
Commercial Mortgage	$—	$32	$—	$—	$32
Commercial and Industrial	2,450	—	—	—	2,450
Total Commercial	2,450	32	—	—	2,482
Consumer
Automobile	597	38	—	—	635
Other	219	—	—	—	219
Total Consumer	816	38	—	—	854
Total Loans and Leases	$3,266	$70	$—	$—	$3,336
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of December 31, 2025 and 2024.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,085	2,085
Commercial and Industrial	1,897	—	—	—	—	1,897
Construction	2,852	—	—	—	—	2,852
Total Commercial	4,749	—	—	—	2,085	6,834
Consumer
Residential Mortgage	499	—	71	—	445	1,015
Home Equity	141	—	—	—	—	141
Automobile	9,997	2,431	188	146	—	12,762
Other	1,640	160	134	59	—	1,993
Total Consumer	12,277	2,591	393	205	445	15,911
Total Loans and Leases	$17,026	$2,591	$393	$205	$2,530	$22,745
As of December 31, 2024
Commercial
Commercial Mortgage	$4,120	$—	$—	$—	$—	4,120
Commercial and Industrial	—	—	—	—	2,450	$2,450
Total Commercial	4,120	—	—	—	2,450	6,570
Consumer
Residential Mortgage	14,369	—	—	—	—	14,369
Home Equity	1,070	—	—	—	—	1,070
Automobile	12,025	2,958	166	117	—	15,266
Other	1,648	90	96	49	—	1,883
Total Consumer	29,112	3,048	262	166	—	32,588
Total Loans and Leases	$33,232	$3,048	$262	$166	$2,450	$39,158
Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $8.5 million and $6.8 million as of December 31, 2025 and 2024, respectively.

Note 4. Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion and $2.5 billion as of December 31, 2025 and 2024, respectively. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 20 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s consolidated statements of income.
The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $5.2 million for the year ended December 31, 2025, $5.5 million for 2024, and $5.6 million for 2023. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaiʻi.
For the years ended December 31, 2025, 2024 and 2023, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2025	2024	2023
Balance at Beginning of Year	$647	$678	$717
Changes in Fair Value	(96)	(31)	(39)
Balance at End of Year	$551	$647	$678
For the years ended December 31, 2025, 2024 and 2023, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2025	2024	2023
Balance at Beginning of Year	$18,552	$20,201	$21,902
Servicing Rights that Resulted From Asset Transfers	290	466	528
Amortization	(1,938)	(2,115)	(2,229)
Balance at End of Year	$16,904	$18,552	$20,201
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Balance at Beginning of Year	$24,989	$26,173	$27,323
Balance at End of Year	$23,380	$24,989	$26,173
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Weighted-Average Constant Prepayment Rate [1]	4.15%	4.00%
Weighted-Average Life (in years)	8.96	9.28
Weighted-Average Note Rate	3.77%	3.74%
Weighted-Average Discount Rate [2]	9.58%	9.92%
1.Represents annualized loan prepayment rate assumption.
2.Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2025 and 2024 is presented in the following table.

	December 31,
(dollars in thousands)	2025	2024
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(286)	$(306)
Decrease in fair value from 50 bps adverse change	(566)	(606)
Discount Rate
Decrease in fair value from 25 bps adverse change	(263)	(282)
Decrease in fair value from 50 bps adverse change	(521)	(558)
This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.
Note 5. Premises and Equipment
The components of the Company’s premises and equipment as of December 31, 2025 and 2024 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2025
Premises	$420,680	$(260,448)	$160,232
Equipment	134,699	(95,715)	38,984
Finance Leases	3,619	(3,088)	531
Total	$558,998	$(359,251)	$199,747

December 31, 2024
Premises	$394,619	$(250,169)	$144,450
Equipment	128,949	(89,470)	39,479
Finance Leases	3,619	(3,068)	551
Total	$527,187	$(342,707)	$184,480
Depreciation and amortization (including finance lease amortization) included in noninterest expense was $18.8 million, $20.1 million, and $21.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
There was no impairment of the Company’s premises and equipment for the years ended December 31, 2025, 2024 and 2023.

Note 6. Other Assets
The components of the Company’s other assets as of December 31, 2025 and 2024 were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Low-Income Housing and Other Equity Investments	$224,714	$233,202
Deferred Tax Assets and Tax Receivable	138,350	172,499
Derivative Financial Instruments	99,581	161,473
Federal Home Loan Bank of Des Moines Stock	34,750	34,750
Federal Reserve Bank Stock	30,770	30,339
Prepaid Expenses	24,156	22,623
Deferred Compensation Plan Assets	15,959	18,155
Accounts Receivable	15,569	16,981
Foreclosed Real Estate	295	2,657
Other	47,877	44,279
Total Other Assets	$632,021	$736,958
Note 7. Deposits
Time Deposits
As of December 31, 2025 and 2024, the Company’s total time deposits were $2.8 billion and $3.1 billion, respectively. As of December 31, 2025, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2026	$2,645,747
2027	110,267
2028	16,362
2029	3,053
2030	3,636
Thereafter	2,017
Total	$2,781,082
The amount of time deposits with balances over $250,000 was $1.7 billion and $1.9 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$824,916
Over Three Months through Six Months	414,534
Over Six Months through Twelve Months	352,322
Over Twelve Months	87,036
Total	$1,678,808
Public Deposits
As of December 31, 2025 and 2024, deposits of governmental entities of $2.1 billion and $1.9 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 8. Securities Sold Under Agreements to Repurchase
Details of the Company’s securities sold under agreements to repurchase as of December 31, 2025 and 2024 were as follows:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)	Amounts Outstanding	Weighted-Average Interest Rate	Weighted-Avg Maturity (in years)
Securities Sold Under Agreements to Repurchase
Private Institutions	$50,000	3.89%	3.9	$100,000	3.88%	3.9
As of December 31, 2025, the Company’s remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 3.9 years. In February 2025, a private institution exercised its right to call on one repurchase agreement with a balance of $50.0 million, resulting in its termination. The Company’s repurchase agreement is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2025 and 2024, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2024
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$50,000	$50,000	$100,000
Note 9. Other Debt
The Company’s other debt as of December 31, 2025 and 2024 were as follows:

	December 31,
(dollars in thousands)	2025	2024
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000
Finance Lease Obligations	8,176	8,274
Total	$558,176	$558,274
As of December 31, 2025, FHLB advances totaled $550.0 million with a weighted-average interest rate of 4.13% and maturity dates ranging from 2026 to 2028. As of December 31, 2025, the Company had an undrawn line of credit with the FHLB of $2.1 billion.
As of December 31, 2025, the Company had an undrawn line of credit with the FRB of $7.7 billion.
Finance lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term.
As of December 31, 2025, the annual maturities of the Company’s other debt, exclusive of finance lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2026	$50,000
2027	400,000
2028	100,000
2029	—
2030	—
Total	$550,000
Note 10. Shareholders’ Equity
Regulatory Capital
The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2025 and 2024:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2025
Common Shareholders’ Equity		$1,506,212	$1,751,664
Common Equity Tier 1 Capital		1,728,810	1,976,987
Tier 1 Capital		2,064,911	1,976,987
Total Capital		2,213,315	2,125,391
Common Equity Tier 1 Capital Ratio	6.5%	12.14%	13.89%
Tier 1 Capital Ratio	8.0%	14.49%	13.89%
Total Capital Ratio	10.0%	15.54%	14.94%
Tier 1 Leverage Ratio	5.0%	8.57%	8.21%

As of December 31, 2024
Common Shareholders’ Equity		$1,322,774	$1,540,431
Common Equity Tier 1 Capital		1,648,889	1,869,247
Tier 1 Capital		1,984,990	1,869,247
Total Capital		2,133,624	2,017,881
Common Equity Tier 1 Capital Ratio	6.5%	11.59%	13.16%
Tier 1 Capital Ratio	8.0%	13.95%	13.16%
Total Capital Ratio	10.0%	15.00%	14.20%
Tier 1 Leverage Ratio	5.0%	8.31%	7.83%
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
As of December 31, 2025, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank. There were no conditions or events since December 31, 2025, that management believes have changed the Company or the Bank’s capital classifications.
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
Common Stock Repurchase Program
The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2025, the Parent repurchased 76,547 shares of common stock under its share repurchase program at an average cost per share of $65.33 and total cost of $5.0 million. Remaining buyback authority was $121.0 million as of December 31, 2025. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.
Preferred Stock Issuance
In June 2021, the Company issued and sold 7,200,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”). The Company issued a total of 180,000 shares of Series A Preferred Stock underlying the depositary shares. The Series A Preferred Stock has a liquidation preference of $1,000 per share. Net proceeds, after underwriting discounts and expenses, totaled $175.5 million. Dividends on the Series A Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that the Company have legally available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 4.375% per annum. Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2026 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.
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

Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$90,642	$24,021	$66,621
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Loss on Sale	16,841	4,465	12,376
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	22,874	6,063	16,811
Net Unrealized Gains on Investment Securities	130,357	34,549	95,808
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	3,012	799	2,213
Amortization of Net Actuarial Losses	1,511	400	1,111
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	4,277	1,134	3,143
Other Comprehensive Income	$134,634	$35,683	$98,951

Year Ended December 31, 2024
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$47,860	$12,683	$35,177
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	24,844	6,586	18,258
Net Unrealized Gains on Investment Securities	72,704	19,269	53,435
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(1,101)	(291)	(810)
Amortization of Net Actuarial Losses	1,163	308	855
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	(184)	(48)	(136)
Other Comprehensive Income	$72,520	$19,221	$53,299

Year Ended December 31, 2023
Net Unrealized Gains on Investment Securities:
Net Actuarial Gains Arising During the Period	$17,692	$4,661	$13,031
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Loss on Sale	4,582	1,237	3,345
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	26,909	7,133	19,776
Net Unrealized Gains on Investment Securities	49,183	13,031	36,152
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	1,968	521	1,447
Amortization of Net Actuarial Losses	751	199	552
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	2,473	655	1,818
Other Comprehensive Income	$51,656	$13,686	$37,970

The amortization of unrealized holding losses on HTM securities amounts relate to the amortization/accretion of unrealized losses related to the Company’s reclassification of AFS investment securities to the HTM category. The remaining unrealized losses will be amortized over the remaining life of the investment securities as an adjustment of yield.
The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available-For-Sale	Investment Securities-Held-To-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	66,621	—	2,213	68,834
Amounts Reclassified from Accumulated Other Comprehensive Income	12,376	16,811	930	30,117
Total Other Comprehensive Income	78,997	16,811	3,143	98,951
Balance at End of Period	$(110,233)	$(113,952)	$(20,253)	$(244,438)

Year Ended December 31, 2024
Balance at Beginning of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)
Other Comprehensive Income (Loss) Before Reclassifications	35,177	—	(810)	34,367
Amounts Reclassified from Accumulated Other Comprehensive Income	—	18,258	674	18,932
Total Other Comprehensive Income (Loss)	35,177	18,258	(136)	53,299
Balance at End of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)

Year Ended December 31, 2023
Balance at Beginning of Period	$(240,783)	$(168,797)	$(25,078)	$(434,658)
Other Comprehensive Income Before Reclassifications	13,031	—	1,447	14,478
Amounts Reclassified from Accumulated Other Comprehensive Income	3,345	19,776	371	23,492
Total Other Comprehensive Income	16,376	19,776	1,818	37,970
Balance at End of Period	$(224,407)	$(149,021)	$(23,260)	$(396,688)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other
	Comprehensive Income (Loss) [1]			Affected Line Item in the
	Year Ended December 31,			Statement Where
(dollars in thousands)	2025	2024	2023	Net Income is Presented
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(22,874)	$(24,844)	$(26,909)	Interest Income
Tax Effect	6,063	6,586	7,133	Provision for Income Tax
Net of Tax	(16,811)	(18,258)	(19,776)
Sale of Investment Securities Available-for-Sale	(16,841)	—	(4,582)	Investment Securities Losses, Net
Tax Effect	4,465	—	1,237	Provision for Income Tax
Net of Tax	(12,376)	—	(3,345)
Amortization of Defined Benefit Plans Items
Prior Service Credit	246	246	246	Other Noninterest Expense
Net Actuarial Losses	(1,511)	(1,163)	(751)	Other Noninterest Expense
	(1,265)	(917)	(505)	Total Before Tax
Tax Effect	335	243	134	Provision for Income Tax
Net of Tax	(930)	(674)	(371)
Total Reclassifications for the Period, Net of Tax	$(30,117)	$(18,932)	$(23,492)
1.Amounts in parentheses indicate reductions to net income.

Note 11. Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share and antidilutive restricted stock outstanding for the years ended December 31, 2025, 2024 and 2023:

(dollars in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net Income Available to Common Shareholders	$184,825	$137,350	$163,325

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,618,830	39,450,737	39,274,291
Dilutive Effect of Equity Based Awards	315,601	249,651	154,621
Weighted Average Common Shares Outstanding - Diluted	39,934,431	39,700,388	39,428,912

Earnings Per Common Share:
Basic	$4.67	$3.48	$4.16
Diluted	$4.63	$3.46	$4.14

Antidilutive Restricted Stock Outstanding	1,808	32,667	199,217

Note 12. Business Segments
The Company’s business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other. The Company’s chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM uses income from operations to evaluate the performance of the overall business and to allocate resources to each of the segments.
The Company’s internal management accounting process, which is not necessarily comparable with the process used by any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current reporting structure.
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
Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 51 branch locations and 320 ATMs throughout Hawaiʻi and the West Pacific, a customer service center, and online and mobile banking services.
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
Treasury and Other
Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign currency exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, and short and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance, net gains (losses) from the sale of investment securities, and foreign exchange income related to customer-driven currency requests from merchants and island visitors. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.
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

Selected business segment financial information as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2025
Net Interest Income (Expense)	$383,955	$220,084	$(66,500)	$537,539
Provision for (Recapture of) Credit Losses	11,551	2,194	(2,245)	11,500
Net Interest Income (Expense) After Provision for Credit Losses	372,404	217,890	(64,255)	526,039
Noninterest Income	135,923	47,086	(3,919)	179,090
Noninterest Expense
Salaries and Benefits	84,773	19,834	144,165	248,772
Net Occupancy	28,578	1,593	11,848	42,019
Other Noninterest Expense	236,285	52,332	(136,261)	152,356
Total Noninterest Expense	349,636	73,759	19,752	443,147
Income (Loss) Before Provision for Income Taxes	158,691	191,217	(87,926)	261,982
Provision (Benefit) for Income Taxes	40,291	49,097	(33,308)	56,080
Net Income (Loss)	$118,400	$142,120	$(54,618)	$205,902
Total Assets as of December 31, 2025	$8,337,939	$6,125,727	$9,712,698	$24,176,364

Year Ended December 31, 2024
Net Interest Income (Expense)	$391,137	$206,450	$(131,007)	$466,580
Provision for (Recapture of) Credit Losses	11,969	913	(1,732)	11,150
Net Interest Income (Expense) After Provision for Credit Losses	379,168	205,537	(129,275)	455,430
Noninterest Income	134,568	28,768	9,193	172,529
Noninterest Expense
Salaries and Benefits	81,477	20,436	130,651	232,564
Net Occupancy	27,551	1,816	12,717	42,084
Other Noninterest Expense	230,916	52,100	(127,556)	155,460
Total Noninterest Expense	339,944	74,352	15,812	430,108
Income (Loss) Before Provision for Income Taxes	173,792	159,953	(135,894)	197,851
Provision (Benefit) for Income Taxes	44,290	40,530	(36,963)	47,857
Net Income (Loss)	$129,502	$119,423	$(98,931)	$149,994
Total Assets as of December 31, 2024	$8,288,997	$6,145,162	$9,166,955	$23,601,114

Year Ended December 31, 2023
Net Interest Income (Expense)	$393,310	$209,436	$(105,721)	$497,025
Provision for Credit Losses	7,773	44	1,183	9,000
Net Interest Income (Expense) After Provision for Credit Losses	385,537	209,392	(106,904)	488,025
Noninterest Income	126,373	33,016	17,220	176,609
Noninterest Expense
Salaries and Benefits	84,761	21,218	128,100	234,079
Net Occupancy	27,514	1,571	10,839	39,924
Other Noninterest Expense	228,061	54,697	(119,243)	163,515
Total Noninterest Expense	340,336	77,486	19,696	437,518
Income (Loss) Before Provision for Income Taxes	171,574	164,922	(109,380)	227,116
Provision (Benefit) for Income Taxes	44,141	41,109	(29,336)	55,914
Net Income (Loss)	$127,433	$123,813	$(80,044)	$171,202
Total Assets as of December 31, 2023	$8,486,771	$5,831,880	$9,414,645	$23,733,296

Note 13. Employee Benefits
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
Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $13.8 million for the year ended December 31, 2025, $12.0 million for the year ended December 31, 2024, and $13.2 million for the year ended December 31, 2023.
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
The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $2.3 million and $2.4 million for December 31, 2025 and 2024, respectively.
Postretirement Benefit Plan
The Company’s postretirement benefit plan provides retirees hired before January 1, 2012, with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008, are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums. Retirees aged 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008, who met certain age and/or years of service requirements, are eligible for the Health Reimbursement Account (“HRA”) program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account.
The plan provides access-only coverage for employees hired on or after January 1, 2012. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2025 and 2024, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2025 and 2024.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024
Benefit Obligation at Beginning of Year	$74,843	$78,568	$23,658	$23,314
Service Cost	—	—	415	438
Interest Cost	4,039	4,078	1,309	1,242
Actuarial Losses (Gains)	1,346	(839)	(83)	270
Employer Benefits Paid [1]	(6,961)	(6,964)	(1,731)	(1,606)
Benefit Obligation at End of Year	$73,267	$74,843	$23,568	$23,658
Fair Value of Plan Assets at Beginning of Year	$74,741	$78,214	$—	$—
Actual Return on Plan Assets	8,456	3,029	—	—
Employer Contributions	460	462	1,731	1,606
Employer Benefits Paid [1]	(6,961)	(6,964)	(1,731)	(1,606)
Fair Value of Plan Assets at End of Year	$76,696	$74,741	$—	$—
Funded Status at End of Year [2]	$3,429	$(102)	$(23,568)	$(23,658)
1.Participants’ contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants’ contributions for postretirement benefits were $0.8 million for both years ended December 31, 2025 and 2024.
2.Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.
For the year ended December 31, 2025, the change in discount rate resulted in a $1.4 million increase to the Company’s Pension Plans liability and a $0.3 million increase to the Company’s postretirement benefit plan liability. For the year ended December 31, 2024, the change in discount rate resulted in a $1.3 million decrease to the Company’s Pension Plans liability and a $0.5 million decrease to the Company’s postretirement benefit plan liability.
The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2025 and 2024.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(24,574)	$(28,033)	$3,761	$3,896
Net Prior Service Credit	—	—	560	741
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(24,574)	$(28,033)	$4,321	$4,637
Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2025, 2024 and 2023.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2025	2024	2023	2025	2024	2023
Service Cost	$—	$—	$—	$415	$438	$376
Interest Cost	4,039	4,078	4,468	1,309	1,242	1,186
Expected Return on Plan Assets	(4,181)	(4,705)	(5,238)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(246)	(246)
Net Actuarial Losses (Gains) [1]	1,777	1,484	1,258	(266)	(321)	(507)
Net Periodic Benefit Cost	$1,635	$857	$488	$1,212	$1,113	$809
1.Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2025 and 2024 for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Weighted Average Assumptions as of December 31:
Discount Rate	5.40%	5.67%	5.62%	5.74%
Health Care Cost Trend Rate Assumed For Next Year	—	—	7.30%	7.10%
Ultimate Trend Rate	—	—	4.00%	4.00%
Year That the Rate Reaches the Ultimate Trend Rate	—	—	2050	2046
Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted Average Assumptions as of December 31:
Discount Rate	5.67%	5.44%	5.51%	5.74%	5.51%	5.58%
Expected Long-Term Rate of Return on Plan Assets	5.90%	6.00%	6.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	7.10%	6.90%	6.20%
A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.
The Company expects to contribute $0.4 million to the Pension Plans and $1.7 million to the postretirement benefit plan in 2026.
As of December 31, 2025, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2026	$7,143	$1,702
2027	7,017	1,737
2028	6,876	1,730
2029	6,726	1,759
2030	6,572	1,788
Years 2031-2035	29,642	9,292
Retirement Plan Assets
The Company’s overall investment strategy is to maintain an adequate level of funding to secure current and future retiree benefits. This objective is based on a long-term investment horizon to maintain sufficient cash reserves to pay pension benefits and expenses, achieve the highest long-term rate of return practicable without taking excessive risk and de-risk in an orderly fashion. The long-term investment objective is to achieve an overall annualized total return, gross of fees, in line with the blended benchmark index comprised of 80% MSCI ACWI IMI Index and 20% Custom Opportunistic Fixed Income Benchmark.
Subject to liquidity requirements, the asset allocation targets are 80% public global equity securities and 20% growth fixed income securities with a 10% to 15% range permitted from the strategic targets.

The fair values of the Retirement Plan assets as of December 31, 2025 and 2024 by asset category were as follows:

	Fair Value Measurements as of December 31,
(dollars in thousands)	2025	2024
Cash	$1,108	$857
Collective Investment Funds	75,588	73,884
Total Investments at Fair Value	$76,696	$74,741
The fair value of the collective investment fund is based on net asset value of units as a practical expedient, and therefore the asset is not classified in the fair value hierarchy.
Note 14. Share-Based Compensation
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
As of December 31, 2025, total shares authorized under the plans were 2.4 million shares, of which 1.3 million shares were available for future grants.
The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the consolidated statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2025, 2024 and 2023, compensation expense and the related income tax benefit recognized for restricted stock were as follows:

(dollars in thousands)	2025	2024	2023
Compensation Expense	$16,243	$14,444	$15,656
Income Tax Benefit	4,308	3,832	4,153
Restricted Stock
As of December 31, 2025, unrecognized compensation expense related to unvested restricted stock was $21.2 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.00 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2022	540,669	$87.81
Granted	201,378	67.78
Vested	(129,294)	86.47	$9,190
Forfeited	(33,965)	85.13
Unvested as of December 31, 2023	578,788	$81.30
Granted	236,992	63.57
Vested	(210,125)	83.58	$12,825
Forfeited	(5,240)	69.23
Unvested as of December 31, 2024	600,415	$73.61
Granted	208,707	72.77
Vested	(140,843)	80.10	$9,853
Forfeited	(17,186)	69.93
Unvested as of December 31, 2025	651,093	$72.03
1.As of December 31, 2025 and 2024, 114,521 shares and 106,072 shares, respectively, were unvested from service-based grants.

Note 15. Income Taxes
Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

(dollars in thousands)	2025	2024	2023
Current:
Federal	$54,544	$56,974	$59,084
State	(976)	3,103	8,035
Total Current	53,568	60,077	67,119
Deferred:
Federal	4,765	(8,805)	(8,800)
State	(2,253)	(3,415)	(2,405)
Total Deferred	2,512	(12,220)	(11,205)
Provision for Income Taxes	$56,080	$47,857	$55,914
The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly in consolidated shareholders’ equity as a component of accumulated other comprehensive loss. The net tax charge recorded was $35.7 million, $19.2 million, and $13.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Excess tax benefits related to share-based compensation are recorded as a reduction of the provision for income taxes.

Deferred Tax Assets and Liabilities
As of December 31, 2025 and 2024, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets:
Allowance for Credit Losses	$39,319	$39,907
Minimum Pension Liability	7,305	8,439
Accrued Expenses	23,627	22,361
Operating Lease Liabilities	24,494	23,538
Restricted Stock	6,658	5,975
Net Unrealized Losses on Investment Securities	80,867	115,416
Low Income Housing Investments	10,667	8,512
Other	22,481	23,304
Gross Deferred Tax Assets Before Valuation Allowance	215,418	247,452
Valuation Allowance	(13,261)	(9,740)
Gross Deferred Tax Assets After Valuation Allowance	202,157	237,712
Deferred Tax Liabilities:
Accrued Pension Cost	(11,270)	(11,270)
Lease Transactions	(21,575)	(20,234)
Operating Lease Right-of-Use Assets	(22,114)	(21,251)
Other	(14,863)	(15,444)
Gross Deferred Tax Liabilities	(69,822)	(68,199)
Net Deferred Tax Assets	$132,335	$169,513
Both positive and negative evidence were considered by management in determining the need for a valuation allowance. Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/carryforwards of capital losses are allowed. Positive evidence included capital gains in the carryback years, if any. After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate. Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and there will be sufficient future taxable income exclusive of reversing temporary differences. As of December 31, 2025 and 2024, the Company carried a valuation allowance of $13.3 million and $9.7 million, respectively, related to the deferred tax assets established in connection with the low-income housing investments.
Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2025, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal Income Tax Expense and Rate	$55,016	21.00%	$41,549	21.00%	$47,694	21.00%
State Taxes, Net of Federal Income Tax Benefit	(2,507)	(0.96)	343	0.17	5,005	2.20
Tax credits
Low-Income Housing Investments Amortization, Net of Tax Benefits	4,095	1.56	5,731	2.90	2,797	1.23
Investment Tax Credits	(1,380)	(0.53)	(1,041)	(0.53)	(845)	(0.37)
Changes in valuation allowances	2,845	1.09	2,237	1.13	263	0.12
Nontaxable or nondeductible items
Nondeductible Compensation	1,457	0.56	2,306	1.17	1,801	0.79
Bank-Owned Life Insurance	(4,108)	(1.57)	(2,852)	(1.44)	(2,419)	(1.07)
Tax-Exempt Income	(3,105)	(1.19)	(1,779)	(0.90)	(1,138)	(0.50)
Other reconciling items
Other	3,767	1.44	1,363	0.69	2,756	1.21
Income Tax Expense and Effective Tax Rate	$56,080	21.40%	$47,857	24.19%	$55,914	24.62%
Unrecognized Tax Benefits
The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2025, 2024 and 2023:

(dollars in thousands)	2025	2024	2023
Unrecognized Tax Benefits at Beginning of Year	$5,340	$3,737	$3,696
Gross Increases, Related to Tax Positions Taken in a Prior Period	—	1,276	54
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(856)	—	—
Gross Increases, Related to Current Period Tax Positions	160	540	27
Lapse of Statute of Limitations	(1,126)	(213)	(40)
Unrecognized Tax Benefits at End of Year	$3,518	$5,340	$3,737
As of December 31, 2025 and 2024, $3.5 million and $5.3 million, respectively, in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.
The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. The recorded net tax benefit for interest and penalties was $0.5 million and less than $0.1 million for the years ended December 31, 2025 and 2023, respectively. The recorded net tax expense for interest and penalties was $0.3 million for the year ended December 31, 2024. As of December 31, 2025 and 2024, the balance of the accrual for possible interest and penalties was $0.9 million and $1.4 million, respectively.
The federal tax returns for 2022 through 2024 remain subject to examination. The Company’s State of Hawaiʻi income tax returns for 2017 and 2021 through 2024 remain subject to examination by the taxing authorities.

The following table presents cash paid for federal and state income taxes for the years ended December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
Cash Paid for Federal Income Taxes	$23,375	$21,650	$42,500
Cash Paid for State Income Taxes	1,527	9,590	9,746
Total Cash Paid for Income Taxes	$24,902	$31,240	$52,246
Note 16. Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to market risks, including interest rate risk, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, while other derivatives serve as economic hedges that do not qualify for hedge accounting. The Company is party to master netting arrangements with its financial institution counterparties. See Note 18 Balance Sheet Offsetting for more information.
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

The notional amounts and fair values of the Company’s derivative financial instruments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$1,500,000	$(8,909)	$2,000,000	$2,738
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	1,975	45	1,534	34
Forward Commitments	5,250	(12)	3,517	6
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,337,727	(73,056)	2,123,665	(136,218)
Pay Fixed/Receive Variable Swaps	2,337,727	72,965	2,123,665	136,125
Foreign Exchange Swaps	57,773	(188)	—	—
Conversion Rate Swap Agreements [2]	105,941	NA	96,466	NA
Makewhole Agreements [3]	47,819	NA	65,763	NA
1As of December 31, 2025 and December 31, 2024, the amounts presented in the table above exclude forward starting swaps with notional values of $500 million and $300 million, respectively, and fair values of $1.5 million and $4.7 million, respectively. The 2025 forward starting swaps become effective between March 2026 and September 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$97,037	$97,128	$146,923	$147,016
Designated as Hedging Instruments	2,494	9,872	14,507	7,039
	99,531	107,000	161,430	154,055
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	45	—	34	—
Forward Commitments	—	12	9	3
Foreign Exchange Swaps	5	193	—	—
Total Derivatives	$99,581	$107,205	$161,473	$154,058
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. Derivatives are recognized on the Company’s consolidated statements of condition at fair value.
During the years ended December 31, 2025 and 2024, the Company terminated several interest rate swap agreements with a total notional value of $1.0 billion and $1.7 billion, respectively. These interest rate swap agreements were designated as fair value hedging instruments. The termination of the interest rate swaps resulted in a loss of $3.8 million and $20.2 million, respectively, which was allocated to the assets of the respective closed portfolios and will be amortized to interest income over the contractual terms of those assets using the effective interest method. In 2025 and 2024, the Company amortized $2.4 million and $0.4 million, respectively, of these losses to interest income.
The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
(dollars in thousands)	Location of Net Gains (Losses) Recognized in the Consolidated Statements of Income	2025	2024	2023
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$(6,357)	$17,679	$(20,293)
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	6,318	(17,903)	20,260
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	531	8,772	3,682
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	(12,277)	18,301	(28,379)
Recognized on Hedged Item	Interest and Fees on Loans and Leases	12,164	(18,296)	28,386
Net Cash Settlements	Interest and Fees on Loans and Leases	7,140	13,435	4,161
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	497	805	828
Forward Commitments	Mortgage Banking	(7)	210	—
Interest Rate Swap Agreements	Other Noninterest Income	2	64	(96)
Foreign Exchange Swaps	Interest Income on Investment Securities Available-for-Sale	(322)	—	—
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(2,104)	(2,390)	(1,598)
Total		$5,585	$20,677	$6,951

The following amounts were recorded on the consolidated statements of condition related to the cumulative basis adjustment for fair value hedges of derivative financial instruments designated as hedging instruments as of December 31, 2025 and 2024:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	2025	2024	2025	2024
Investment Securities, Available-for-Sale [1]	$703,874	$999,594	$3,874	$(406)
Loans and Leases [2]	1,303,411	1,292,670	(3,411)	(7,330)
1These amounts were included in the fair value of closed portfolios of investment securities, available-for-sale used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2025 and 2024, the fair value of the closed portfolios used in these hedging relationships was $1.3 billion and $1.7 billion, respectively.
2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2025 and 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.8 billion and $3.0 billion, respectively.
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
The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition. These financial instruments include interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange swaps, and conversion rate swap agreements.
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
Interest Rate Swap Agreements
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net asset position with its financial institution counterparties totaling $73.0 million and $136.1 million as of December 31, 2025 and 2024, respectively. See Note 18 Balance Sheet Offsetting for more information on the interest rate swap agreements.
Foreign Exchange Swaps
The Company enters into foreign exchange swap agreements to economically convert certain foreign-currency-denominated deposits into U.S. dollars for funding and liquidity management purposes. The foreign exchange swaps are free-standing derivatives which are carried at fair value with changes included in interest income in the Company’s consolidated statements of income.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion rate of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion rate, the buyer would be required to make payment to the Company. As of December 31, 2025 and 2024, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion rate were deemed not reasonably estimable by management. See Note 2 Investment Securities for more information.
Makewhole Agreements
In May 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreement described above, but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of December 31, 2025, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
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
Note 17. Affordable Housing Projects Tax Credit Partnerships
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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $224.7 million and $233.2 million as of December 31, 2025 and 2024, respectively, and are included in other assets in the consolidated statements of condition.
Unfunded Commitments
As of December 31, 2025, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2026	$66,066
2027	16,555
2028	5,033
2029	7,561
2030	378
Thereafter	18,144
Total Unfunded Commitments	$113,737
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$2,130	$4,548	$5,830
Amortization Expense in Provision for Income Taxes	2,229	4,477	5,331

Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$35,259	$27,255	$19,429
Amortization Expense in Provision for Income Taxes	26,808	24,539	16,840
There were no impairment losses related to LIHTC investments for the years ended December 31, 2025, 2024 and 2023.
Note 18. Balance Sheet Offsetting
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2025 and 2024. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement, and therefore are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table.

				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Exposure
December 31, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$85,047	$—	$85,047	12,082	$71,580	$1,385
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	12,082	—	12,082	12,082	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
December 31, 2024
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$141,571	$—	$141,571	$5,446	$136,125	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,446	—	5,446	5,446	—	—
Repurchase Agreements:
Private Institutions	100,000	—	100,000	—	100,000	—
1.The application of collateral cannot reduce the net exposure amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $45.9 million and $62.0 million as of December 31, 2025 and December 31, 2024, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $54.1 million and $109.5 million as of December 31, 2025 and December 31, 2024, respectively.

Note 19. Commitments and Contingencies
The Company’s credit commitments as of December 31, 2025 and 2024, were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Unfunded Commitments to Extend Credit	$3,183,221	$3,128,272
Standby Letters of Credit	99,692	96,484
Commercial Letters of Credit	7,047	9,339
Total Credit Commitments	$3,289,960	$3,234,095
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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $78.1 million secured certain specifically identified standby letters of credit as of December 31, 2025. As of December 31, 2025, the standby and commercial letters of credit had remaining terms ranging from 1 to 12 months.
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
Note 20. Fair Value of Assets and Liabilities
Fair Value Hierarchy
The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis. See Note 1 Summary of Significant Accounting Policies for more information on fair value measurements.
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
Derivative Financial Instruments
Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange swaps, and Visa Class B to Class A shares conversion rate swap and makewhole agreements. The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close. This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment. As such, IRLCs are classified as Level 3 measurements. Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. Thus, the fair values of interest rate swaps are classified as a Level 2 measurement. The fair values of foreign exchange swaps are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange swaps are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2025 and 2024, the conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable. The fair value of the makewhole agreements represents the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of December 31, 2025, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management. See Note 16 Derivative Financial Instruments for more information.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$119,223	$99,115	$—	$218,338
Debt Securities Issued by States and Political Subdivisions	—	66,312	—	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	781	—	781
Debt Securities Issued by Corporations	—	735,643	—	735,643
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,488,382	—	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	—	329,836	—	329,836
Commercial - Non Agency	—	60,645	—	60,645
Total Collateralized Mortgage Obligations	—	1,878,863	—	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	610,715	—	610,715
Total Investment Securities Available-for-Sale	119,223	3,391,429	—	3,510,652
Loans Held for Sale	—	4,369	—	4,369
Mortgage Servicing Rights	—	—	551	551
Deferred Compensation Plan Assets	15,959	—	—	15,959
Derivatives [1]	—	99,536	45	99,581
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2025	$135,182	$3,495,334	$596	$3,631,112
Liabilities:
Derivatives [1]	$—	$107,205	$—	$107,205
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025	$—	$107,205	$—	$107,205
December 31, 2024
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$150,389	$98,683	$—	$249,072
Debt Securities Issued by States and Political Subdivisions	—	63,859	—	63,859
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,464	—	1,464
Debt Securities Issued by Corporations	—	671,675	—	671,675
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	935,220	—	935,220
Commercial - Government Agencies or Sponsored Enterprises	—	283,474	—	283,474
Total Collateralized Mortgage Obligations	—	1,218,694	—	1,218,694
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	484,764	—	484,764
Total Investment Securities Available-for-Sale	150,389	2,539,139	—	2,689,528
Loans Held for Sale	—	2,150	—	2,150
Mortgage Servicing Rights	—	—	647	647
Deferred Compensation Plan Assets	18,155	—	—	18,155
Derivatives [1]	—	161,439	34	161,473
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2024	$168,544	$2,702,728	$681	$2,871,953
Liabilities:
Derivatives [1]	$—	$154,058	$—	$154,058
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024	$—	$154,058	$—	$154,058
1.The fair value of each class of derivatives is shown in Note 16 Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of December 31, 2025 and 2024, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the years ended December 31, 2025 and 2024.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2025 and 2024.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2025
Loans Held for Sale	$4,369	$4,313	$56
December 31, 2024
Loans Held for Sale	$2,150	$2,109	$41
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Mortgage Banking in the Company’s consolidated statements of income. For the years ended December 31, 2025 and 2024, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2025 and 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,245,681	$3,651,966	$115,747	$3,536,219	$—
Loans	13,784,829	13,423,382	—	—	13,423,382
Financial Instruments - Liabilities
Time Deposits	2,781,082	2,774,104	—	2,774,104	—
Securities Sold Under Agreements to Repurchase	50,000	51,407	—	51,407	—
Other Debt [1]	550,000	555,622	—	555,622	—
December 31, 2024
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,618,543	$3,820,882	$116,941	$3,703,941	$—
Loans	13,777,756	12,908,626	—	—	12,908,626
Financial Instruments – Liabilities
Time Deposits	3,059,575	3,050,583	—	3,050,583	—
Securities Sold Under Agreements to Repurchase	100,000	101,478	—	101,478	—
Other Debt [1]	550,000	538,808	—	538,808	—
1.Excludes finance lease obligations.
Note 21. Revenue from Contracts with Customers
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Noninterest Income
In-scope of Topic 606:
Fees, Exchange, and Other Service Charges	$43,147	$45,466	$44,887
Trust and Asset Management	49,319	47,485	43,597
Service Charges on Deposit Accounts	14,374	13,676	13,244
Annuity and Insurance	5,150	5,368	4,672
Other	9,935	10,098	9,619
Noninterest Income (in-scope of Topic 606)	121,925	122,093	116,019
Noninterest Income (out-of-scope of Topic 606)	57,165	50,436	60,590
Total Noninterest Income	$179,090	$172,529	$176,609
Note 22. Leases
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

(dollars in thousands)		December 31, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating Lease Right-of-Use Assets	Operating Lease Right-of-Use Assets	$83,424	$80,165
Finance Lease Right-of-Use Assets	Premises and Equipment, Net	531	551
Total Lease Right-of-Use Assets		$83,955	$80,716

Lease Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$92,402	$88,794
Finance Lease Liabilities	Other Debt	8,176	8,274
Total Lease Liabilities		$100,578	$97,068
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

	December 31, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating Leases	13.8 years	13.8 years
Finance Leases	27.0 years	28.0 years
Weighted-Average Discount Rate
Operating Leases	3.85%	3.62%
Finance Leases	7.04%	7.04%
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

(dollars in thousands)	2025	2024	2023
Lease Costs
Operating Lease Cost	$11,587	$11,469	$11,667
Variable Lease Cost	3,572	3,808	3,497
Short-Term Lease Cost	801	478	226
Interest on Lease Liabilities [1]	579	671	721
Amortization of Right-of-Use Assets	20	55	72
Revaluation of lease liability	—	(330)	—
Sublease Income	(5,773)	(6,105)	(7,201)
Net Lease Costs	$10,786	$10,046	$8,982

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$12,429	$12,368	$11,561
Operating Cash Flows for Finance Leases	579	671	721
Financing Cash Flows for Finance Leases	98	105	104
Non-Cash Operating Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	12,580	3,244	2,477
1Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2025, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2026	$677	$11,212
2027	677	9,951
2028	677	9,327
2029	677	8,558
2030	677	8,501
Thereafter	14,902	69,391
Total Future Minimum Lease Payments	18,287	116,940
Amounts Representing Interest	(10,111)	(24,538)
Present Value of Net Future Minimum Lease Payments	$8,176	$92,402
The Company, as lessor, leases and subleases certain properties to third party lessees. Rental income for these operating leases, which includes payments received for common area maintenance and utilities, were $9.0 million, $9.1 million, and $10.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2025, were as follows:

(dollars in thousands)	Minimum Rental Income
2026	$4,765
2027	3,994
2028	3,494
2029	1,696
2030	1,276
Thereafter	4,690
Total	$19,915
Note 23. Bank of Hawaii Corporation Financial Statements
Condensed financial statements of the Parent were as follows:
Condensed Statements of Condition

(dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash with Bank of Hawaiʻi	$80,532	$107,174
Investment Securities Available-for-Sale	2,521	—
Investment Securities Held-to-Maturity	—	2,500
Goodwill	14,129	14,129
Other Assets	17,258	17,308
Equity in Net Assets of Subsidiaries	1,751,664	1,540,432
Total Assets	$1,866,104	$1,681,543
Liabilities
Other Liabilities	14,892	13,769
Total Liabilities	14,892	13,769
Shareholders’ Equity	1,851,212	1,667,774
Total Liabilities and Shareholders’ Equity	$1,866,104	$1,681,543

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income
Dividends from Bank of Hawaiʻi	$111,043	$128,000	$137,000
Investment Securities Losses, Net	(1,222)	(1,507)	(1,394)
Other Income and Interest on Investment	1,127	3	6
Total Income	110,948	126,496	135,612
Noninterest Expense
Intercompany Salaries and Services	1,139	1,140	1,140
Other Expenses	1,484	1,882	2,409
Total Noninterest Expense	2,623	3,022	3,549
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	108,325	123,474	132,063
Income Tax Benefit	803	2,787	1,882
Equity in Undistributed Income of Subsidiaries	96,774	23,733	37,257
Net Income	$205,902	$149,994	$171,202
Comprehensive Income	$304,853	$203,293	$209,172

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating Activities
Net Income	$205,902	$149,994	$171,202
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	718	779	887
Equity in Undistributed Income of Subsidiaries	(96,774)	(23,733)	(37,257)
Net Change in Other Assets and Other Liabilities	1,172	(969)	(585)
Net Cash Provided by Operating Activities	111,018	126,071	134,247
Investing Activities
Capital Contributions to the Bank of Hawaiʻi	—	(80,000)	—
Proceeds from Maturities of Investment Securities Held-to-Maturity	2,500	—	—
Purchase of Investment Securities, Available-for-Sales	(2,500)	—	—
Net Cash Used in Investing Activities	—	(80,000)	—
Financing Activities
Proceeds from Issuance of Preferred Stock	—	160,614	—
Proceeds from Issuance of Common Stock	5,147	5,438	5,878
Common Stock Repurchased Under Share Repurchase Program	(5,001)	—	(9,854)
Equity Compensation Plan Common Stock Repurchases	(3,773)	(5,302)	(4,436)
Cash Dividends Paid Common Stock	(112,956)	(112,313)	(111,795)
Cash Dividends Paid Preferred Stock	(21,077)	(12,644)	(7,877)
Net Cash (Used in) Provided by Financing Activities	(137,660)	35,793	(128,084)
Net Change in Cash and Cash Equivalents	(26,642)	81,864	6,163
Cash and Cash Equivalents at Beginning of Period	107,174	25,310	19,147
Cash and Cash Equivalents at End of Period	$80,532	$107,174	$25,310

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP , located in Honolulu, Hawaiʻi, United States, the independent registered public accounting firm who also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bank of Hawaii Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Honolulu, Hawaiʻi
February 24, 2026

Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding the executive officers of the Parent is included in Part I, Item 1. “Information about our Executive Officers”. Other information required by this Item is incorporated herein by reference to the Bank of Hawaiʻi Corporation Proxy Statement for the 2026 annual meeting of shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year end to which this report relates.
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
The Company has adopted a Securities Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees of the Company and its subsidiaries, as well as other covered persons, which policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 is included under “Executive Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Commitment to Effective Corporate Governance – Human Resources & Compensation Committee Interlocks and Insider Participation,” “Proposal 1: Election of Directors – Director Compensation,” and “Executive Compensation – Human Resources & Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K is included under “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.
Other information in response to this Item 12 is incorporated by reference to the section of the Proxy Statement entitled “Beneficial Ownership”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is included under “Certain Relationships and Related Party Transactions” and “Commitment to Effective Corporate Governance - Director Independence,” respectively, in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is included under “Proposal 3: Ratification of the Re-Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2026 Fiscal Year” in the Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)Financial Statements and Schedules
The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:
Consolidated Statements of Condition – December 31, 2025 and 2024
Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

4.1	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.2 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on March 4, 2025).

4.3
Deposit Agreement, dated June 15, 2021, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

4.4	Form of Depository Receipt - Series A (included in Exhibit 4.3).

4.5
Deposit Agreement, dated June 21, 2024, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed with the SEC on June 21, 2024).

4.6	Form of Depository Receipt - Series B (included in Exhibit 4.5).

10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*

10.2
Bank of Hawaii Corporation’s Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K filed on December 22, 2005).*

10.3
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.4
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.5
Bank of Hawaii Corporation 2024 Stock and Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, as filed with the SEC on March 15, 2024).*

10.6
Bank of Hawaii Corporation’s 2024 Stock and Incentive Plan - Form of 2024 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-278972) filed on April 26, 2024).*

10.7
Bank of Hawaii Corporation 2024 Stock and Incentive Plan - Restricted Stock Unit Grant Agreement (Service Based) (incorporated by reference to Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on January 30, 2025).*

10.8
Bank of Hawaii Corporation 2024 Stock and Incentive Plan - Restricted Stock Unit Grant Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on March 4, 2025).*

10.9
Form of Restricted Stock Agreement under Bank of Hawaii Corporation 2025 Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on April 30, 2025).*

10.10
Bank of Hawaii Corporation’s Composite Directors’ Deferred Compensation Plan, as amended through July 1, 2025 (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed on July 28, 2025).*

19.1	Bank of Hawaii Corporation Securities Trading Policy as of February 20, 2026.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on the Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101
___________________________________________________________________________
*Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2026	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Peter S. Ho	/s/ Bradley S. Satenberg
Peter S. Ho	Bradley S. Satenberg, Chief Financial Officer
Chairman of the Board and Chief Executive Officer	(Principal Financial Officer)
(Principal Executive Officer)

/s/ Keith M. Asato	/s/ John C. Erickson
Keith M. Asato, Director Financial Reporting (Principal Accounting Officer)	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle E. Hulst
Joshua D. Feldman, Director	Michelle E. Hulst, Director

/s/ Kent T. Lucien	/s/ Elliot K. Mills
Kent T. Lucien, Director	Elliot K. Mills, Director

/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director

/s/ Dana M. Tokioka	/s/ Raymond P. Vara, Jr.
Dana M. Tokioka, Director	Raymond P. Vara, Jr., Director

/s/ Suzanne P. Vares-Lum	/s/ Robert W. Wo
Suzanne P. Vares-Lum, Director	Robert W. Wo, Director