Form 10-Q
period 2026-03-31
BANK OF HAWAII CORP
filed 2026-04-27
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887
BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of April 20, 2026, there were 39,621,017 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Part I - Financial Information
Item 1. Financial Statements
Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and Cash Equivalents	$425,080	$946,520
Investment Securities
Available-for-Sale	3,722,405	3,510,652
Held-to-Maturity (Fair Value of $3,549,687 and $3,651,966)	4,163,261	4,245,681
Loans Held for Sale	3,609	4,369
Loans and Leases	14,192,811	14,082,050
Allowance for Credit Losses	(146,962)	(146,766)
Net Loans and Leases	14,045,849	13,935,284
Premises and Equipment, Net	215,859	199,747
Operating Lease Right-of-Use Assets	82,244	83,424
Accrued Interest Receivable	70,555	69,899
Mortgage Servicing Rights	17,036	17,455
Goodwill	31,517	31,517
Bank-Owned Life Insurance	499,681	499,795
Other Assets	632,837	632,021
Total Assets	$23,909,933	$24,176,364
Liabilities
Deposits
Noninterest-Bearing Demand	$5,653,265	$5,755,371
Interest-Bearing Demand	3,884,305	3,910,952
Savings	8,683,875	8,741,090
Time	2,736,485	2,781,082
Total Deposits	20,957,930	21,188,495
Securities Sold Under Agreements to Repurchase	50,000	50,000
Other Debt	558,150	558,176
Operating Lease Liabilities	91,213	92,402
Retirement Benefits Payable	25,686	20,139
Accrued Interest Payable	19,757	22,370
Other Liabilities	352,634	393,570
Total Liabilities	22,055,370	22,325,152
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2026 - 59,000,929 / 39,620,563); and December 31, 2025 - 58,780,253 / 39,725,698)	590	587
Capital Surplus	672,584	664,781
Accumulated Other Comprehensive Loss	(247,217)	(244,438)
Retained Earnings	2,229,539	2,205,707
Treasury Stock, at Cost (Shares: March 31, 2026 - 19,380,366 and December 31, 2025 - 19,054,555)	(1,145,933)	(1,120,425)
Total Shareholders’ Equity	1,854,563	1,851,212
Total Liabilities and Shareholders’ Equity	$23,909,933	$24,176,364

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Interest Income
Interest and Fees on Loans and Leases	$164,469	$163,082
Income on Investment Securities
Available-for-Sale	34,575	24,368
Held-to-Maturity	18,541	20,291
Cash and Cash Equivalents	3,329	5,460
Other	1,293	1,085
Total Interest Income	222,207	214,286
Interest Expense
Deposits	64,886	81,692
Securities Sold Under Agreements to Repurchase	486	744
Other Debt	5,845	6,043
Total Interest Expense	71,217	88,479
Net Interest Income	150,990	125,807
Provision for Credit Losses	1,750	3,250
Net Interest Income After Provision for Credit Losses	149,240	122,557
Noninterest Income
Trust and Asset Management	12,445	11,741
Fees, Exchange, and Other Service Charges	10,928	14,437
Service Charges on Deposit Accounts	8,440	8,259
Bank-Owned Life Insurance	4,147	3,611
Annuity and Insurance	1,469	1,555
Mortgage Banking	876	988
Investment Securities Losses, Net	(1,272)	(1,607)
Other	4,299	5,074
Total Noninterest Income	41,332	44,058
Noninterest Expense
Salaries and Benefits	68,457	62,884
Net Occupancy	10,782	10,559
Net Equipment	10,611	10,192
Data Processing	5,581	5,267
Professional Fees	4,226	4,264
FDIC Insurance	2,719	1,642
Other	13,695	15,651
Total Noninterest Expense	116,071	110,459
Income Before Provision for Income Taxes	74,501	56,156
Provision for Income Taxes	17,069	12,171
Net Income	$57,432	$43,985
Preferred Stock Dividends	5,269	5,269
Net Income Available to Common Shareholders	$52,163	$38,716
Basic Earnings Per Common Share	$1.32	$0.98
Diluted Earnings Per Common Share	$1.30	$0.97
Dividends Declared Per Common Share	$0.70	$0.70
Basic Weighted Average Common Shares	39,568,000	39,554,834
Diluted Weighted Average Common Shares	39,981,356	39,876,406
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net Income	$57,432	$43,985
Other Comprehensive Income (Loss), Net of Tax:
Net Change in Unrealized Gains (Losses) on Investment Securities	(3,001)	24,760
Net Change in Defined Benefit Plans	222	232
Other Comprehensive Income (Loss)	(2,779)	24,992
Comprehensive Income	$54,653	$68,977
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2026
Balance as of December 31, 2025	180,000	$180,000	165,000	$165,000	39,725,698	$587	$664,781	$(244,438)	$2,205,707	$(1,120,425)	$1,851,212
Net Income	—	—	—	—	—	—	—	—	57,432	—	57,432
Other Comprehensive Loss	—	—	—	—	—	—	—	(2,779)	—	—	(2,779)
Share-Based Compensation	—	—	—	—	—	—	7,459	—	—	—	7,459
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	237,399	3	344	—	—	881	1,228
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(194,096)	—	—	—	—	(15,109)	(15,109)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(148,438)	—	—	—	—	(11,280)	(11,280)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,331)	—	(28,331)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of March 31, 2026	180,000	$180,000	165,000	$165,000	39,620,563	$590	$672,584	$(247,217)	$2,229,539	$(1,145,933)	$1,854,563
Three Months Ended March 31, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	43,985	—	43,985
Other Comprehensive Income	—	—	—	—	—	—	—	24,992	—	—	24,992
Share-Based Compensation	—	—	—	—	—	—	3,680	—	—	—	3,680
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	19,477	1	291	—	—	1,023	1,315
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(47,428)	—	—	—	—	(3,314)	(3,314)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,228)	—	(28,228)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of March 31, 2025	180,000	$180,000	165,000	$165,000	39,734,304	$586	$651,374	$(318,397)	$2,144,326	$(1,117,954)	$1,704,935
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Operating Activities
Net Income	$57,432	$43,985
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,750	3,250
Depreciation and Amortization	4,737	4,739
Amortization of Deferred Loan and Lease Costs (Fees), Net	708	(211)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	2,374	2,962
Amortization of Operating Lease Right-of-Use Assets	2,942	2,828
Share-Based Compensation	7,462	3,680
Benefit Plan Contributions	(598)	(515)
Net Gains on Sales of Loans and Leases	(413)	(881)
Proceeds from Sales of Loans Held for Sale	9,597	6,942
Originations of Loans Held for Sale	(8,726)	(7,377)
Net Change in Other Assets and Other Liabilities	(38,239)	(41,058)
Net Cash Provided by Operating Activities	39,026	18,344
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	142,242	77,046
Purchases	(372,186)	(241,922)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	86,024	87,218
Net Change in Loans and Leases	(106,341)	(50,600)
Purchases of Premises and Equipment	(20,850)	(8,117)
Net Cash Used in Investing Activities	(271,111)	(136,375)
Financing Activities
Net Change in Deposits	(230,565)	375,180
Repayments of Long-Term Debt	(26)	(50,024)
Proceeds from Issuance of Common Stock	1,225	1,315
Common Stock Repurchased Under Share Repurchase Program	(15,109)	—
Equity Compensation Plan Common Stock Repurchases	(11,280)	(3,314)
Cash Dividends Paid on Common Stock	(28,331)	(28,228)
Cash Dividends Paid on Preferred Stock	(5,269)	(5,269)
Net Cash (Used in) Provided by Financing Activities	(289,355)	289,660
Net Change in Cash and Cash Equivalents	(521,440)	171,629
Cash and Cash Equivalents at Beginning of Period	946,520	763,571
Cash and Cash Equivalents at End of Period	$425,080	$935,200
Supplemental Information
Cash Paid for Interest	$73,830	$100,017
Cash Paid for Income Taxes	5,558	558
Supplemental Noncash Disclosures:
Transfer from Loans to Foreclosed Real Estate	—	195
Right-of-Use Assets Acquired through Operating Leases	958	—
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation headquartered in Honolulu, Hawai‘i. In January 2026, the Parent elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended; prior to that election, the Parent operated as a bank holding company. Bank of Hawaii Corporation and its subsidiaries (collectively, the “Company”), provide a broad range of financial products and services to customers in Hawai‘i, Guam and other Pacific Islands. The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawai‘i (the “Bank”).
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
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Significant changes to accounting policies from those disclosed in our audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K are presented below.

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

Note 2.  Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$163,786	$266	$(2,852)	$161,200
Debt Securities Issued by States and Political Subdivisions	72,392	—	(6,125)	66,267
Debt Securities Issued by U.S. Government-Sponsored Enterprises	789	—	(6)	783
Debt Securities Issued by Corporations	753,092	1,451	(19,454)	735,089
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,652,562	2,790	(87,394)	1,567,958
Commercial - Government Agencies or Sponsored Enterprises	348,416	384	(21,613)	327,187
Commercial - Non-Agency	60,627	29	(160)	60,496
Total Collateralized Mortgage Obligations	2,061,605	3,203	(109,167)	1,955,641
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	834,420	2,028	(33,023)	803,425
Total Mortgage-Backed Securities	834,420	2,028	(33,023)	803,425
Total	$3,886,084	$6,948	$(170,627)	$3,722,405
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,527	$—	$(9,101)	$115,426
Debt Securities Issued by Corporations	10,150	—	(1,583)	8,567
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,953,843	1	(296,096)	1,657,748
Commercial - Government Agencies or Sponsored Enterprises	403,266	—	(79,053)	324,213
Total Collateralized Mortgage Obligations	2,357,109	1	(375,149)	1,981,961
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,661,495	112	(226,202)	1,435,405
Commercial - Government Agencies or Sponsored Enterprises	9,980	—	(1,652)	8,328
Total Mortgage-Backed Securities	1,671,475	112	(227,854)	1,443,733
Total	$4,163,261	$113	$(613,687)	$3,549,687

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$221,260	$260	$(3,182)	$218,338
Debt Securities Issued by States and Political Subdivisions	72,272	—	(5,960)	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	789	—	(8)	781
Debt Securities Issued by Corporations	752,401	1,947	(18,705)	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,564,346	4,328	(80,292)	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	349,642	716	(20,522)	329,836
Commercial - Non-Agency	60,635	121	(111)	60,645
Total Collateralized Mortgage Obligations	1,974,623	5,165	(100,925)	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	635,431	4,004	(28,720)	610,715
Total Mortgage-Backed Securities	635,431	4,004	(28,720)	610,715
Total	$3,656,776	$11,376	$(157,500)	$3,510,652
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,496	$—	$(8,749)	$115,747
Debt Securities Issued by Corporations	10,218	—	(1,559)	8,659
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,995,813	2	(280,004)	1,715,811
Commercial - Government Agencies or Sponsored Enterprises	406,956	—	(78,054)	328,902
Total Collateralized Mortgage Obligations	2,402,769	2	(358,058)	2,044,713
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,698,215	665	(224,352)	1,474,528
Commercial - Government Agencies or Sponsored Enterprises	9,983	—	(1,664)	8,319
Total Mortgage-Backed Securities	1,708,198	665	(226,016)	1,482,847
Total	$4,245,681	$667	$(594,382)	$3,651,966
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $13.2 million and $12.3 million as of March 31, 2026 and December 31, 2025, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.0 million and $7.9 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2026. Debt securities consisting of securitized loan pools (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$106,598	$105,973
Due After One Year Through Five Years	730,949	710,536
Due After Five Years Through Ten Years	60,820	55,038
	898,367	871,547
Debt Securities Issued by Government Agencies	91,692	91,792
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,652,562	1,567,958
Commercial - Government Agencies or Sponsored Agencies	348,416	327,187
Commercial - Non-Agency	60,627	60,496
Total Collateralized Mortgage Obligations	2,061,605	1,955,641
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	834,420	803,425
Total Mortgage-Backed Securities	834,420	803,425
Total	$3,886,084	$3,722,405
Held-to-Maturity:
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	99,469	93,130
Due After Five Year Through Ten Years	35,208	30,863
	134,677	123,993
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,953,843	1,657,748
Commercial - Government Agencies or Sponsored Agencies	403,266	324,213
Total Collateralized Mortgage Obligations	2,357,109	1,981,961
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,661,495	1,435,405
Commercial - Government Agencies or Sponsored Agencies	9,980	8,328
Total Mortgage-Backed Securities	1,671,475	1,443,733
Total	$4,163,261	$3,549,687
Investment securities with carrying values of $7.7 billion and $7.6 billion as of March 31, 2026 and December 31, 2025, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.
During the three months ended March 31, 2026 and 2025, the Company recognized net realized losses on sales of investments of $1.3 million and $1.6 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$6,996	$(42)	$75,648	$(2,810)	$82,644	$(2,852)
Debt Securities Issued by States and Political Subdivisions	146	—	66,121	(6,125)	66,267	(6,125)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	783	(6)	783	(6)
Debt Securities Issued by Corporations	75,162	(314)	498,307	(19,140)	573,469	(19,454)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	507,971	(3,348)	552,226	(84,046)	1,060,197	(87,394)
Commercial - Government Agencies or Sponsored Enterprises	106,644	(158)	197,168	(21,455)	303,812	(21,613)
Commercial - Non-Agency	29,497	(160)	—	—	29,497	(160)
Total Collateralized Mortgage Obligations	644,112	(3,666)	749,394	(105,501)	1,393,506	(109,167)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	348,830	(4,332)	255,954	(28,691)	604,784	(33,023)
Total Mortgage-Backed Securities	348,830	(4,332)	255,954	(28,691)	604,784	(33,023)
Total	$1,075,246	$(8,354)	$1,646,207	$(162,273)	$2,721,453	$(170,627)
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,753	$(127)	$124,785	$(3,055)	$176,538	$(3,182)
Debt Securities Issued by States and Political Subdivisions	—	—	66,312	(5,960)	66,312	(5,960)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	781	(8)	781	(8)
Debt Securities Issued by Corporations	49,921	(171)	558,403	(18,534)	608,324	(18,705)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	50,138	(53)	565,429	(80,239)	615,567	(80,292)
Commercial - Government Agencies or Sponsored Enterprises	30,660	(39)	199,179	(20,483)	229,839	(20,522)
Commercial - Non-Agency	24,555	(111)	—	—	24,555	(111)
Total Collateralized Mortgage Obligations	105,353	(203)	764,608	(100,722)	869,961	(100,925)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total Mortgage-Backed Securities	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total	$250,396	$(621)	$1,782,541	$(156,879)	$2,032,937	$(157,500)
The Company does not believe the AFS debt securities that were in an unrealized loss position contain a credit loss impairment. As of March 31, 2026 and December 31, 2025, the unrealized losses from AFS debt securities were generated from 352 out of 461 securities and 319 out of 459 securities, respectively. As of March 31, 2026 and December 31, 2025, total gross unrealized losses were attributed to changes in interest rates and pricing spreads, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by

U.S. government agencies or U.S. government-sponsored enterprises (“GSEs”) carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities issued by corporations and municipalities, as well as non-agency commercial mortgage-backed securities, are of high credit quality, and the issuers continue to make timely principal and interest payments. As of March 31, 2026, the Company did not have any plans to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.
All of the Company’s HTM debt securities are backed by the U.S. government agencies or GSEs; therefore, no allowance for credit losses is required for these securities as of March 31, 2026 and December 31, 2025.
Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Taxable	$52,656	$44,279
Non-Taxable	460	380
Total Interest Income from Investment Securities	$53,116	$44,659

Note 3.  Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial
Commercial Mortgage	$4,341,448	$4,205,791
Commercial and Industrial	1,575,207	1,584,245
Construction	204,993	208,584
Lease Financing	84,651	88,303
Total Commercial	6,206,299	6,086,923
Consumer
Residential Mortgage	4,800,256	4,775,502
Home Equity	2,095,521	2,114,809
Automobile	680,570	690,376
Other	410,165	414,440
Total Consumer	7,986,512	7,995,127
Total Loans and Leases	$14,192,811	$14,082,050

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of March 31, 2026 and December 31, 2025, AIR for loans and leases totaled $49.0 million and $49.2 million, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2026 and 2025.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2026
Allowance for Credit Losses:
Balance at Beginning of Period	$79,543	$67,223	$146,766
Loans and Leases Charged-Off	(230)	(3,832)	(4,062)
Recoveries on Loans and Leases Previously Charged-Off	1,670	1,317	2,987
Net Loans and Leases Charged-Off	1,440	(2,515)	(1,075)
Provision for Credit Losses	(3,090)	4,361	1,271
Balance at End of Period	$77,893	$69,069	$146,962
Three Months Ended March 31, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,399)	(4,310)	(5,709)
Recoveries on Loans and Leases Previously Charged-Off	77	1,229	1,306
Net Loans and Leases Charged-Off	(1,322)	(3,081)	(4,403)
Provision for Credit Losses	(1,950)	5,532	3,582
Balance at End of Period	$80,628	$67,079	$147,707
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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually. For Special Mention or Classified credits in the commercial portfolio, risk ratings are reviewed for appropriateness on an ongoing basis.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2026.

	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2026
Commercial
Commercial Mortgage
Pass	$247,128	$741,464	$280,327	$654,700	$834,592	$1,300,731	$42,045	$—	$4,100,987
Special Mention	—	—	—	40,000	5,824	10,241	—	—	56,065
Classified	—	32,500	1,518	14,645	114,760	20,973	—	—	184,396
Total Commercial Mortgage	$247,128	$773,964	$281,845	$709,345	$955,176	$1,331,945	$42,045	$—	$4,341,448
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$55,054	$219,130	$295,821	$220,370	$181,800	$252,242	$302,859	$115	$1,527,391
Special Mention	—	—	302	—	782	—	19,605	—	20,689
Classified	—	326	454	11,181	837	5,038	9,291	—	27,127
Total Commercial and Industrial	$55,054	$219,456	$296,577	$231,551	$183,419	$257,280	$331,755	$115	$1,575,207
Gross Charge-Offs	—	136	—	—	32	62	—	—	230
Construction
Pass	$11,430	$52,864	$119,539	$4,233	$—	$—	$14,065	$—	$202,131
Classified	—	—	—	—	2,862	—	—	—	2,862
Total Construction	$11,430	$52,864	$119,539	$4,233	$2,862	$—	$14,065	$—	$204,993
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$1,668	$15,359	$43,544	$5,836	$5,716	$12,157	$—	$—	$84,280
Classified	—	—	—	342	18	11	—	—	371
Total Lease Financing	$1,668	$15,359	$43,544	$6,178	$5,734	$12,168	$—	$—	$84,651
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$315,280	$1,061,643	$741,505	$951,307	$1,147,191	$1,601,393	$387,865	$115	$6,206,299
Total Commercial Gross Charge-Offs	—	136	—	—	32	62	—	—	230
Consumer
Residential Mortgage
Pass	$139,732	$519,754	$209,848	$218,456	$688,527	$3,019,084	$—	$—	$4,795,401
Classified	—	—	—	—	859	3,996	—	—	4,855
Total Residential Mortgage	$139,732	$519,754	$209,848	$218,456	$689,386	$3,023,080	$—	$—	$4,800,256
Gross Charge-Offs	—	—	—	—	—	15	—	—	15
Home Equity
Pass	$—	$—	$—	$—	$—	$36	$1,991,103	$101,660	$2,092,799
Classified	—	—	—	—	—	—	2,546	176	2,722
Total Home Equity	$—	$—	$—	$—	$—	$36	$1,993,649	$101,836	$2,095,521
Gross Charge-Offs	—	—	—	—	—	—	6	—	6
Automobile
Pass	$56,704	$194,505	$141,954	$114,489	$115,240	$57,006	$—	$—	$679,898
Classified	—	178	130	168	81	115	—	—	672
Total Automobile	$56,704	$194,683	$142,084	$114,657	$115,321	$57,121	$—	$—	$680,570
Gross Charge-Offs	—	168	402	364	213	270	—	—	1,417
Other
Pass	$36,327	$141,973	$90,813	$43,066	$48,608	$48,154	$461	$—	$409,402
Classified	—	116	308	106	120	113	—	—	763
Total Other	$36,327	$142,089	$91,121	$43,172	$48,728	$48,267	$461	$—	$410,165
Gross Charge-Offs	—	479	448	520	630	317	—	—	2,394
Total Consumer	$232,763	$856,526	$443,053	$376,285	$853,435	$3,128,504	$1,994,110	$101,836	$7,986,512
Total Consumer Gross Charge-Offs	—	647	850	884	843	602	6	—	3,832
Total Loans and Leases	$548,043	$1,918,169	$1,184,558	$1,327,592	$2,000,626	$4,729,897	$2,381,975	$101,951	$14,192,811
Total Gross Charge-Offs	—	783	850	884	875	664	6	—	4,062

During the three months ended March 31, 2026, $12.7 million of revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025[1]	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2025
Commercial
Commercial Mortgage
Pass	$743,496	$270,649	$674,361	$881,873	$531,477	$830,457	$38,099	$—	$3,970,412
Special Mention	—	—	40,000	—	—	—	—	—	40,000
Classified	35,887	36,524	13,510	77,431	3,010	29,017	—	—	195,379
Total Commercial Mortgage	$779,383	$307,173	$727,871	$959,304	$534,487	$859,474	$38,099	$—	$4,205,791
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$252,560	$302,792	$227,373	$187,010	$131,213	$131,958	$299,212	$152	$1,532,270
Special Mention	—	347	—	—	—	—	23,023	—	23,370
Classified	1,333	—	11,616	967	1,934	3,060	9,695	—	28,605
Total Commercial and Industrial	$253,893	$303,139	$238,989	$187,977	$133,147	$135,018	$331,930	$152	$1,584,245
Gross Charge-Offs	507	139	25	—	—	2,436	—	—	3,107
Construction
Pass	$46,263	$139,052	$11,714	$—	$—	$—	$8,703	$—	$205,732
Classified	—	—	—	2,852	—	—	—	—	2,852
Total Construction	46,263	139,052	11,714	2,852	—	—	8,703	—	208,584
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$16,603	$44,482	$6,453	$6,385	$5,741	$8,196	$—	$—	$87,860
Classified	—	—	372	22	49	—	—	—	443
Total Lease Financing	$16,603	$44,482	$6,825	$6,407	$5,790	$8,196	$—	$—	$88,303
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$1,096,142	$793,846	$985,399	$1,156,540	$673,424	$1,002,688	$378,732	$152	$6,086,923
Total Commercial Gross Charge-Offs	507	139	25	—	—	2,436	—	—	3,107
Consumer
Residential Mortgage
Pass	$529,441	$226,174	$233,534	$701,724	$1,120,135	$1,960,943	$—	$—	$4,771,951
Classified	—	—	—	859	—	2,692	—	—	3,551
Total Residential Mortgage	$529,441	$226,174	$233,534	$702,583	$1,120,135	$1,963,635	$—	$—	$4,775,502
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Home Equity
Pass	$—	$—	$—	$—	$—	$37	$2,022,071	$89,720	$2,111,828
Classified	—	—	—	—	—	—	2,796	185	2,981
Total Home Equity	$—	$—	$—	$—	$—	$37	$2,024,867	$89,905	$2,114,809
Gross Charge-Offs	—	—	—	—	—	—	178	245	423
Automobile
Pass	$202,257	$155,816	$127,551	$132,163	$49,457	$22,612	$—	$—	$689,856
Classified	34	104	214	79	48	41	—	—	520
Total Automobile	$202,291	$155,920	$127,765	$132,242	$49,505	$22,653	$—	$—	$690,376
Gross Charge-Offs	138	1,583	1,607	1,387	487	824	—	—	6,026
Other
Pass	$154,493	$98,482	$49,535	$55,128	$27,057	$27,781	$1,183	$—	$413,659
Classified	44	141	177	248	111	60	—	—	781
Total Other	$154,537	$98,623	$49,712	$55,376	$27,168	$27,841	$1,183	$—	$414,440
Gross Charge-Offs	1,155	2,169	1,809	2,217	1,188	927	—	—	9,465
Total Consumer	$886,269	$480,717	$411,011	$890,201	$1,196,808	$2,014,166	$2,026,050	$89,905	$7,995,127
Total Consumer Gross Charge-Offs	1,293	3,752	3,416	3,604	1,675	1,751	178	245	15,914
Total Loans and Leases	$1,982,411	$1,274,563	$1,396,410	$2,046,741	$1,870,232	$3,016,854	$2,404,782	$90,057	$14,082,050
Total Gross Charge-Offs	1,800	3,891	3,441	3,604	1,675	4,187	178	245	19,021
1.Loans reported as Special Mention or Classified in the 2025 column represent renewal of loans that originated in an earlier period.
During the year ended December 31, 2025, $31.9 million of revolving loans were converted to term loans.

Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of March 31, 2026
Commercial
Commercial Mortgage	$—	$—	$—	$—	$—	$4,341,448	$4,341,448	$—
Commercial and Industrial	144	146	—	1,860	2,150	1,573,057	1,575,207	1,137
Construction	—	—	—	—	—	204,993	204,993	—
Lease Financing	—	—	—	—	—	84,651	84,651	—
Total Commercial	144	146	—	1,860	2,150	6,204,149	6,206,299	1,137
Consumer
Residential Mortgage	10,551	1,292	10,733	5,410	27,986	4,772,270	4,800,256	783
Home Equity	6,270	2,573	1,556	4,525	14,924	2,080,597	2,095,521	1,198
Automobile	17,210	1,582	672	—	19,464	661,106	680,570	—
Other	2,257	1,317	764	—	4,338	405,827	410,165	—
Total Consumer	36,288	6,764	13,725	9,935	66,712	7,919,800	7,986,512	1,981
Total	$36,432	$6,910	$13,725	$11,795	$68,862	$14,123,949	$14,192,811	$3,118

As of December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085	$4,203,706	$4,205,791	$—
Commercial and Industrial	96	110	—	1,940	2,146	1,582,099	1,584,245	1,933
Construction	—	—	—	—	—	208,584	208,584	—
Lease Financing	—	—	—	—	—	88,303	88,303	—
Total Commercial	96	110	—	4,025	4,231	6,082,692	6,086,923	1,933
Consumer
Residential Mortgage	5,146	2,492	8,834	5,382	21,854	4,753,648	4,775,502	1,081
Home Equity	3,622	2,305	2,152	4,469	12,548	2,102,261	2,114,809	1,526
Automobile	18,710	1,844	520	—	21,074	669,302	690,376	—
Other	2,467	1,135	753	—	4,355	410,085	414,440	—
Total Consumer	29,945	7,776	12,259	9,851	59,831	7,935,296	7,995,127	2,607
Total	$30,041	$7,886	$12,259	$13,876	$64,062	$14,017,988	$14,082,050	$4,540

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,085	$2,085
Commercial and Industrial	1,177	683	1,860	1,243	697	1,940
Total Commercial	1,177	683	1,860	1,243	2,782	4,025
Consumer
Residential Mortgage	4,983	427	5,410	4,946	436	5,382
Home Equity	4,525	—	4,525	4,469	—	4,469
Total Consumer	9,508	427	9,935	9,415	436	9,851
Total	$10,685	$1,110	$11,795	$10,658	$3,218	$13,876
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

Automobile/ Direct Installment:
Forbearance period and term extension greater than three months. These modifications require reduced or no payments during the forbearance period and extends the term of the loan, which reduces the monthly payment requirement.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Payment Delay[1]	Total	% of Total Class of Loans and Leases
Three Months Ended March 31, 2026
Commercial
Commercial and Industrial	$22	$—	$—	$—	$22	0.00%
Total Commercial	22	—	—	—	22	0.00
Consumer
Residential Mortgage	—	—	—	2,842	2,842	0.06
Home Equity	—	—	203	490	693	0.03
Automobile	2,865	—	—	—	2,865	0.42
Other	418	10	—	—	428	0.10
Total Consumer	3,283	10	203	3,332	6,828	0.09
Total Loans and Leases	$3,305	$10	$203	$3,332	$6,850	0.05%

Three Months Ended March 31, 2025
Commercial
Commercial Mortgage	$—	$—	$2,195	$—	$2,195	0.05%
Total Commercial	—	—	2,195	—	2,195	0.04
Consumer
Residential Mortgage	—	—	72	—	72	0.00
Home Equity	—	—	232	—	232	0.01
Automobile	3,686	—	—	—	3,686	0.50
Other	642	—	—	—	642	0.16
Total Consumer	4,328	—	304	—	4,632	0.06
Total Loans and Leases	$4,328	$—	$2,499	$—	$6,827	0.05%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2026
Commercial
Commercial and Industrial	23	$—	—%
Consumer
Residential Mortgage	0	174	—
Home Equity	120	158	0.25
Automobile	22	—	—
Other	22	1	—

Three Months Ended March 31, 2025
Commercial
Commercial Mortgage	24	$140	1.88%
Consumer
Residential Mortgage	120	—	0.37
Home Equity	24	—	0.88
Automobile	22	—	—
Other	22	—	—
1Includes forbearance plans.
The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Total
Three Months Ended March 31, 2026
Commercial
Commercial and Industrial	$33	$—	$33
Total Commercial	33	—	33
Consumer
Residential Mortgage	$430	$—	$430
Automobile	415	—	415
Other	138	—	138
Total Consumer	983	—	983
Total Loans and Leases	$1,016	$—	$1,016

Three Months Ended March 31, 2025
Consumer
Automobile	$717	$27	$744
Other	200	—	200
Total Consumer	917	27	944
Total Loans and Leases	$917	$27	$944
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of March 31, 2026 and 2025.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of March 31, 2026
Commercial
Commercial and Industrial	$1,833	$—	$33	$—	$—	$1,866
Construction	2,862	—	—	—	—	2,862
Total Commercial	4,695	—	33	—	—	4,728
Consumer
Residential Mortgage	497	—	—	1,592	1,679	3,768
Home Equity	203	—	—	490	—	693
Automobile	9,959	1,658	147	113	—	11,877
Other	1,478	132	61	50	—	1,721
Total Consumer	12,137	1,790	208	2,245	1,679	18,059
Total Loans and Leases	$16,832	$1,790	$241	$2,245	$1,679	$22,787

As of March 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,195	$2,195
Commercial and Industrial	61	10	—	—	—	71
Total Commercial	61	10	—	—	2,195	2,266
Consumer
Residential Mortgage	—	72	—	—	—	72
Home Equity	1,139	99	—	—	—	1,238
Automobile	11,943	1,708	438	81	—	14,170
Other	1,771	58	76	112	—	2,017
Total Consumer	14,853	1,937	514	193	—	17,497
Total Loans and Leases	$14,914	$1,947	$514	$193	$2,195	$19,763

Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $10.0 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively.
Note 4.  Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of March 31, 2026 and December 31, 2025. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income.
The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.3 million for both the three months ended March 31, 2026 and 2025. Servicing income is recorded in noninterest income under Mortgage Banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three months ended March 31, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at Beginning of Period	$551	$647
Change in Fair Value	(53)	(19)
Balance at End of Period	$498	$628
For the three months ended March 31, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at Beginning of Period	$16,904	$18,552
Servicing Rights that Resulted From Asset Transfers	97	86
Amortization	(463)	(497)
Balance at End of Period	$16,538	$18,141
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$23,380	$24,989
End of Period	$22,891	$24,569
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Weighted-Average Constant Prepayment Rate [1]	4.24%	4.15%
Weighted-Average Life (in years)	8.84	8.96
Weighted-Average Note Rate	3.77%	3.77%
Weighted-Average Discount Rate [2]	9.70%	9.58%
1Represents annualized loan prepayment rate assumption.
2Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2026 and December 31, 2025, is presented in the following table.

(dollars in thousands)	March 31, 2026	December 31, 2025
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(278)	$(286)
Decrease in fair value from 50 bps adverse change	(549)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(255)	(263)
Decrease in fair value from 50 bps adverse change	(505)	(521)
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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $215.3 million and $224.7 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Other Assets in the unaudited consolidated statements of condition.
Unfunded Commitments
As of March 31, 2026, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2026	$42,190
2027	16,555
2028	5,033
2029	7,561
2030	378
Thereafter	18,144
Total Unfunded Commitments	$89,861
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$181	$533
Amortization Expense in Provision for Income Taxes	237	557
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$11,157	$8,844
Amortization Expense in Provision for Income Taxes	9,156	7,491
There were no impairment losses related to LIHTC investments during the three months ended March 31, 2026 and 2025.

Note 6.  Securities Sold Under Agreements to Repurchase
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2026 and December 31, 2025, by collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2026
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of March 31, 2026 and December 31, 2025. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement and therefore are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10. Derivative Financial Instruments for more information on swap agreements.

				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Exposure
March 31, 2026
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$85,718	$—	$85,718	$9,396	$76,322	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	9,396	—	9,396	9,396	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
December 31, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$85,047	$—	$85,047	$12,082	$71,580	$1,385
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	12,082	—	12,082	12,082	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
1The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged was $34.2 million and $45.9 million as of March 31, 2026 and December 31, 2025, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $55.9 million and $54.1 million as of March 31, 2026 and December 31, 2025, respectively.

Note 7.  Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2026
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(9,424)	$(2,496)	$(6,928)
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,343	1,416	3,927
Net Unrealized Losses on Investment Securities	(4,081)	(1,080)	(3,001)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	364	97	267
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	303	81	222
Other Comprehensive Loss	$(3,778)	$(999)	$(2,779)
Three Months Ended March 31, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$27,992	$7,417	$20,575
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,694	1,509	4,185
Net Unrealized Gains on Investment Securities	33,686	8,926	24,760
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(15)	(46)
Defined Benefit Plans, Net	317	85	232
Other Comprehensive Income	$34,003	$9,011	$24,992
The amortization of unrealized holding losses on HTM securities relates to the Company’s reclassification of AFS investment securities to the HTM category and will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2026
Balance at Beginning of Period	$(110,233)	$(113,952)	$(20,253)	$(244,438)
Other Comprehensive Loss Before Reclassifications	(6,928)	—	—	(6,928)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3,927	222	4,149
Total Other Comprehensive Loss	(6,928)	3,927	222	(2,779)
Balance at End of Period	$(117,161)	$(110,025)	$(20,031)	$(247,217)

Three Months Ended March 31, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	20,575	—	—	20,575
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,185	232	4,417
Total Other Comprehensive Income	20,575	4,185	232	24,992
Balance at End of Period	$(168,655)	$(126,578)	$(23,164)	$(318,397)
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,343)	$(5,694)	Interest Income
Tax Effect	1,416	1,509	Provision for Income Tax
Net of Tax	(3,927)	(4,185)
Amortization of Defined Benefit Plan Items
Prior Service Credit	61	61	Other Noninterest Expense
Net Actuarial Losses	(364)	(378)	Other Noninterest Expense
	(303)	(317)	Total Before Tax
Tax Effect	81	85	Provision for Income Tax
Net of Tax	(222)	(232)

Total Reclassifications for the Period, Net of Tax	$(4,149)	$(4,417)
1Amounts in parentheses indicate reductions to net income.

Note 8.  Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Numerator:
Net Income Available to Common Shareholders	$52,163	$38,716

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,568,000	39,554,834
Dilutive Effect of Equity Based Awards	413,356	321,572
Weighted Average Common Shares Outstanding - Diluted	39,981,356	39,876,406

Earnings Per Common Share:
Basic	$1.32	$0.98
Diluted	$1.30	$0.97

Antidilutive Restricted Stock Outstanding	147,200	122,291
Note 9.  Business Segments
The Company’s business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM uses income from operations to evaluate the performance of the overall business and to allocate resources to each of the segments.
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

Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 52 branch locations and 319 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.
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

Selected business segment financial information as of and for the three months ended March 31, 2026 and 2025, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2026
Net Interest Income (Expense)	$106,299	$63,635	$(18,944)	$150,990
Provision for (Recapture of) Credit Losses	2,693	(1,617)	674	1,750
Net Interest Income (Expense) After Provision for Credit Losses	103,606	65,252	(19,618)	149,240
Noninterest Income	33,468	4,188	3,676	41,332
Salaries and Benefits	21,898	4,834	41,725	68,457
Net Occupancy	7,317	395	3,070	10,782
Other Noninterest Expense	65,039	11,540	(39,747)	36,832
Noninterest Expense	94,254	16,769	5,048	116,071
Income (Loss) Before Provision for Income Taxes	42,820	52,671	(20,990)	74,501
Provision (Benefit) for Income Taxes	10,920	13,605	(7,456)	17,069
Net Income (Loss)	$31,900	$39,066	$(13,534)	$57,432
Total Assets as of March 31, 2026	$8,356,490	$6,242,026	$9,311,417	$23,909,933

Three Months Ended March 31, 2025
Net Interest Income (Expense)	$95,624	$55,574	$(25,391)	$125,807
Provision for (Recapture of) Credit Losses	3,295	1,108	(1,153)	3,250
Net Interest Income (Expense) After Provision for Credit Losses	92,329	54,466	(24,238)	122,557
Noninterest Income	33,498	7,734	2,826	44,058
Salaries and Benefits	21,105	5,360	36,419	62,884
Net Occupancy	7,067	400	3,092	10,559
Other Noninterest Expense	58,202	13,882	(35,068)	37,016
Noninterest Expense	86,374	19,642	4,443	110,459
Income (Loss) Before Provision for Income Taxes	39,453	42,558	(25,855)	56,156
Provision (Benefit) for Income Taxes	10,001	10,869	(8,699)	12,171
Net Income (Loss)	$29,452	$31,689	$(17,156)	$43,985
Total Assets as of March 31, 2025	$8,246,158	$6,219,971	$9,418,927	$23,885,056

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

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$1,200,000	$5,569	$1,500,000	$(8,909)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	1,562	19	1,975	45
Forward Commitments	4,000	38	5,250	(12)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,169,247	(76,433)	2,337,727	(73,056)
Pay Fixed/Receive Variable Swaps	2,169,247	76,322	2,337,727	72,965
Foreign Exchange Swaps	47,625	(235)	57,773	(188)
Conversion Rate Swap Agreements [2]	91,205	NA	105,941	NA
Makewhole Agreements [3]	41,120	NA	47,819	NA
1As of March 31, 2026 and December 31, 2025, the amounts presented in the table above exclude forward starting swaps with notional values of $400 million and $500 million, respectively, and fair values of $3.6 million and $1.5 million, respectively. These swaps are scheduled to begin between April 2026 and September 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.
The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$95,002	$95,113	$97,037	$97,128
Designated as Hedging Instruments	9,167	—	2,494	9,872
	104,169	95,113	99,531	107,000
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	20	1	45	—
Forward Commitments	38	—	—	12
Foreign Exchange Swaps	199	434	5	193
Total Derivatives	$104,426	$95,548	$99,581	$107,205
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are recognized on the Company's unaudited consolidated statements of condition at fair value.

As part of the Company's ongoing interest rate swap portfolio management process, the Company terminated three interest rate swap agreements with a total notional value of $400.0 million during the three months ended March 31, 2026. These interest rate swap agreements were designated as fair value hedging instruments. Upon termination of the swaps, the Company discontinued fair value hedge accounting; however, the cumulative fair value hedge basis adjustments of $6.8 million related to the hedged layers were retained in the carrying amounts of the respective closed portfolios. As of March 31, 2026 and December 31, 2025, the Company had aggregate unamortized losses of $26.4 million and $20.4 million, respectively, related to terminated interest rate swap agreements. These amounts are being amortized to interest income over the remaining terms of the hedged assets using the effective interest method. During the three months ended March 31, 2026 and 2025, the Company amortized $0.7 million and $0.4 million, respectively, of fair value hedge basis adjustments related to both current-period and previously terminated interest rate swaps to interest income.
The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Location of Net Gains (Losses) Recognized in the Statements of Income	Three Months Ended March 31,
(dollars in thousands)		2026	2025
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$3,847	$(5,662)
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(3,888)	5,673
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	112	(1,868)
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	5,912	(8,379)
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(5,935)	8,372
Net Cash Settlements	Interest and Fees on Loans and Leases	622	1,533
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	108	200
Forward Commitments	Mortgage Banking	68	(35)
Interest Rate Swap Agreements	Other Noninterest Income	(20)	(18)
Foreign Exchange Swaps	Interest Income on Investment Securities Available-for-Sale	(360)	—
Conversion Rate Swap Agreements	Investment Securities Gains (Losses), Net	(205)	(578)
Total		$261	$(762)
The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of March 31, 2026 and December 31, 2025:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investment Securities, Available-for-Sale [1]	$495,742	$703,874	$(4,258)	$3,874
Loans and Leases [2]	1,095,013	1,303,411	4,987	(3,411)
1These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2026 and December 31, 2025, the fair value of the closed portfolios used in these hedging relationships was $1.3 billion.
2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.7 billion and $2.8 billion, respectively.

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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $76.3 million and $73.0 million as of March 31, 2026 and December 31, 2025, respectively.
Foreign Exchange Swaps
The Company enters into foreign exchange swap agreements to economically convert certain foreign-currency-denominated deposits into U.S. dollars for funding and liquidity management purposes. The foreign exchange swaps are free-standing derivatives which are carried at fair value with changes included in interest income in the Company’s consolidated statements of income.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into conversion rate swap agreements with the buyers that require payment to the buyers in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyers would be required to make payment to the Company. As of March 31, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.
Makewhole Agreements
In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreements described above but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of March 31, 2026 and December 31, 2025, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
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
Note 11.  Commitments and Contingencies
The Company’s credit commitments, as of March 31, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Unfunded Commitments to Extend Credit	$3,193,441	$3,183,221
Standby Letters of Credit	103,104	99,692
Commercial Letters of Credit	8,543	7,047
Total Credit Commitments	$3,305,088	$3,289,960
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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $79.2 million secured certain specifically identified standby letters of credit as of March 31, 2026. As of March 31, 2026, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.
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

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, for identical or similar assets or liabilities in markets that are not active, or that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement, that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may be internally developed.

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
Mortgage Servicing Rights
The Company estimates the fair value of mortgage servicing rights accounted for under the fair value measurement method by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that the Company believes market participants would use in estimating future net servicing income. Significant assumptions in the valuation of mortgage servicing rights include estimated loan repayment rates, the discount rate, and servicing costs, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.
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
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represents the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of March 31, 2026, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$69,407	$91,793	$—	$161,200
Debt Securities Issued by States and Political Subdivisions	—	66,267	—	66,267
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	783	—	783
Debt Securities Issued by Corporations	—	735,089	—	735,089
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,567,958	—	1,567,958
Commercial - Government Agencies or Sponsored Enterprises	—	327,187	—	327,187
Commercial - Non Agency	—	60,496	—	60,496
Total Collateralized Mortgage Obligations	—	1,955,641	—	1,955,641
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	803,425	—	803,425
Total Investment Securities Available-for-Sale	69,407	3,652,998	—	3,722,405
Loans Held for Sale	—	3,609	—	3,609
Mortgage Servicing Rights	—	—	498	498
Deferred Compensation Plan Assets	12,392	—	—	12,392
Derivatives [1]	—	104,406	20	104,426
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2026	$81,799	$3,761,013	$518	$3,843,330
Liabilities:
Derivatives [1]	$—	$95,547	$1	$95,548
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2026	$—	$95,547	$1	$95,548
December 31, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$119,223	$99,115	$—	$218,338
Debt Securities Issued by States and Political Subdivisions	—	66,312	—	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	781	—	781
Debt Securities Issued by Corporations	—	735,643	—	735,643
Collateralized Mortgage Obligations Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	1,488,382	—	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	—	329,836	—	329,836
Commercial - Non Agency	—	60,645	—	60,645
Total Collateralized Mortgage Obligations	—	1,878,863	—	1,878,863
Mortgage-Backed Securities Issued by:
Residential - Government Agencies or Sponsored Enterprises	—	610,715	—	610,715
Total Investment Securities Available-for-Sale	119,223	3,391,429	—	3,510,652
Loans Held for Sale	—	4,369	—	4,369
Mortgage Servicing Rights	—	—	551	551
Deferred Compensation Plan Assets	15,959	—	—	15,959
Derivatives [1]	—	99,536	45	99,581
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2025	$135,182	$3,495,334	$596	$3,631,112
Liabilities:
Derivatives [1]	$—	$107,205	$—	$107,205
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025	$—	$107,205	$—	$107,205

1The fair value of each class of derivatives is shown in Note 10. Derivative Financial Instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of March 31, 2026 and December 31, 2025, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three months ended March 31, 2026 and 2025.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2026
Loans Held for Sale	$3,609	$3,600	$9
December 31, 2025
Loans Held for Sale	$4,369	$4,313	$56
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three months ended March 31, 2026 and 2025, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,163,261	$3,549,687	$115,426	$3,434,261	$—
Loans	13,898,932	13,559,337	—	—	13,559,337
Financial Instruments - Liabilities
Time Deposits	2,736,485	2,725,655	—	2,725,655	—
Securities Sold Under Agreements to Repurchase	50,000	51,081	—	51,081	—
Other Debt [1]	550,000	553,482	—	553,482	—
December 31, 2025
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,245,681	$3,651,966	$115,747	$3,536,219	$—
Loans	13,784,829	13,423,382	—	—	13,423,382
Financial Instruments – Liabilities
Time Deposits	2,781,082	2,774,104	—	2,774,104	—
Securities Sold Under Agreements to Repurchase	50,000	51,407	—	51,407	—
Other Debt [1]	550,000	555,622	—	555,622	—
1Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the first quarter of 2026, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2025 fiscal year, as well as the year-to-year comparison between fiscal years 2025 and 2024, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected due to global economic conditions and a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government, the effects of any prolonged shutdown of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third-party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) The development and use of AI present risks and challenges that may adversely impact our business; (28) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity (29) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (30) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (31) The soundness of other financial institutions may adversely impact our financial condition or results of operations; and (32) We have experienced increases in FDIC insurance assessments.
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
Critical Accounting Estimates
Our Unaudited Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. Application of GAAP requires us to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting estimates are not considered by management to be critical accounting estimates. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. In determining which accounting estimates are critical accounting estimates, we consider, among other things, whether the application of GAAP requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and whether it is likely that materially different results would be reported under different conditions or different assumptions. The accounting estimates that we believe are most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the Company’s application of critical accounting estimates since December 31, 2025.
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
Hawai‘i Economy
As of March 31, 2026, Hawai‘i’s economy continues to experience slow and uneven growth amid lingering uncertainty. Tourism conditions have stabilized but remain soft, with visitor volumes flat overall as continued weakness in most international markets offsets a modest recovery from Japan. Visitor spending has been supported by higher per‑visitor expenditures, particularly from U.S. mainland travelers, even as arrivals lag. Construction continues to provide a key source of stability, driven by elevated federal and military infrastructure projects and Maui rebuilding activity, although growth is expected to slow from recent highs. Labor market conditions have improved modestly following federal workforce reductions, and Hawai‘i’s unemployment rate remains historically low at 2.6% in January 2026, well below the national level of 4.3%. Inflationary pressures persist as the pass‑through effect of tariffs and tariff uncertainty, as well as the impact of recent military conflict on gasoline and electricity, continues to affect consumer prices. Recent Kona low storm events have also resulted in localized economic stress, with related impacts still evolving. Hawai‘i’s economy is expected to expand at a modest pace in 2026, constrained by ongoing federal policy uncertainty and a gradual recovery in tourism, but with uncertainty due to the impact on travel of higher jet fuel prices and other increased travel costs and potential erosion of consumer confidence negatively impacting middle-class tourism demand.

For the first three months of 2026, the median price of single-family home sales on Oahu increased by 2.6% while the median price of condominiums remained flat compared to the same period in 2025. The volume of single-family homes sales on Oahu increased 10.9% and condominium sales decreased 3.6% compared to the same period in 2025. Inventory of single-family homes and condominiums on Oahu was 2.8 months and 6.3 months, respectively, for the first quarter of 2026.
Earnings Summary
Net income for the first quarter of 2026 was $57.4 million, an increase of $13.4 million, or 31%, compared to the same period in 2025. Diluted earnings per common share was $1.30 for the first quarter of 2026, an increase of $0.33, or 34%, compared to the same period in 2025.
•The return on average common equity for the first quarter of 2026 was 13.90% compared with 11.80% in the same period last year.
•Net interest income for the first quarter of 2026 was $151.0 million, an increase of 20% compared to the same period last year.
•Net interest margin was 2.74% in the first quarter of 2026, an increase of 42 basis points from the same period last year.
•The provision for credit losses for the first quarter of 2026 and 2025 was $1.8 million and $3.3 million, respectively.
•Noninterest income was $41.3 million in the first quarter of 2026, a decrease of 6% compared to the same period last year.
•Noninterest expense was $116.1 million in the first quarter of 2026, an increase of 5% compared to the same period last year.
•The effective tax rate for the first quarter of 2026 was 22.9% compared with 21.7% for the same period last year.
•Total assets were $23.9 billion as of March 31, 2026, a decrease of 1.1% from December 31, 2025.
•Total loans and leases were $14.2 billion as of March 31, 2026, an increase of 0.8% from December 31, 2025.
•The allowance for credit losses on loans and leases was $147.0 million as of March 31, 2026, an increase of $0.2 million from December 31, 2025. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.04% at the end of the quarter, unchanged from December 31, 2025.
•Net loan and lease charge-offs during the first quarter of 2026 were $1.1 million or 3 basis points annualized of total average loans and leases outstanding. Net loan and lease charge-offs for the first quarter of 2026 were comprised of charge-offs of $4.1 million partially offset by recoveries of $3.0 million. Compared to the same quarter of 2025, net loan and lease charge-offs decreased by $3.3 million. Net loan and lease charge-offs to average loans and leases outstanding during the first quarter of 2026 was 0.03% compared to 0.13% in the same period last year.
•Total non-performing assets (“NPAs”) were $12.1 million as of March 31, 2026, down $2.1 million from December 31, 2025. NPAs were 9 basis points of total loans and leases and foreclosed real estate at the end of the quarter, down 1 basis point from December 31, 2025.
•The investment securities portfolio was $7.9 billion as of March 31, 2026, an increase of 1.7% from December 31, 2025. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•Total deposits were $21.0 billion as of March 31, 2026 and $21.2 billion as of December 31, 2025.
•Total shareholders’ equity was $1.9 billion as of March 31, 2026 and December 31, 2025.
•During the three months ended March 31, 2026, we repurchased 194,096 shares of common stock at an average cost per share of $77.84 and a total cost of $15.1 million under the share repurchase program. Total remaining buyback authority under the share repurchase program was $105.9 million at March 31, 2026.
•We maintained a quarterly dividend of $0.70 per common share during the three months ended March 31, 2026 and 2025.

Analysis of Unaudited Statements of Income
Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹						Table 1
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$372.5	$3.3	3.58%	$500.0	5.5	4.37%
Investment Securities
Available-for-Sale
Taxable	3,598.1	34.2	3.82	2,790.3	24.1	3.47
Non-Taxable	32.1	0.4	5.07	21.3	0.3	5.68
Held-to-Maturity
Taxable	4,175.4	18.4	1.76	4,548.6	20.2	1.77
Non-Taxable	33.5	0.2	2.10	34.1	0.2	2.09
Total Investment Securities	7,839.1	53.2	2.72	7,394.3	44.8	2.43
Loans Held for Sale	3.6	0.1	5.22	2.3	0.0	6.06
Loans and Leases [3]
Commercial Mortgage	4,220.6	54.1	5.19	4,015.2	52.5	5.30
Commercial and Industrial	1,583.4	18.7	4.79	1,703.7	21.3	5.06
Construction	215.7	3.4	6.46	338.5	6.0	7.22
Commercial Lease Financing	86.9	0.9	4.29	91.1	0.9	3.83
Residential Mortgage	4,781.9	47.8	4.00	4,616.7	44.8	3.88
Home Equity	2,103.1	23.6	4.55	2,154.4	22.5	4.23
Automobile	684.6	9.4	5.57	752.6	9.3	5.02
Other	407.7	7.8	7.76	390.0	7.1	7.41
Total Loans and Leases	14,083.9	165.7	4.75	14,062.2	164.4	4.72
Other	81.9	1.3	6.31	65.1	1.1	6.67
Total Earning Assets	22,381.0	223.6	4.03	22,023.9	215.8	3.95
Non-Earning Assets	1,534.3			1,614.2
Total Assets	$23,915.3			$23,638.1
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,839.0	$6.6	0.69%	$3,773.4	$7.1	0.76%
Savings	8,668.4	38.7	1.81	8,544.5	47.1	2.23
Time	2,753.6	19.6	2.89	3,037.3	27.5	3.67
Total Interest-Bearing Deposits	15,261.0	64.9	1.72	15,355.2	81.7	2.16
Securities Sold Under Agreements to Repurchase	50.0	0.5	3.89	76.7	0.7	3.88
Other Debt	560.9	5.8	4.23	578.2	6.1	4.24
Total Interest-Bearing Liabilities	15,871.9	71.2	1.82	16,010.1	88.5	2.24
Net Interest Income		$152.4			$127.3
Interest Rate Spread			2.21			1.71
Net Interest Margin			2.74			2.32
Noninterest-Bearing Demand Deposits	5,654.4			5,314.3
Other Liabilities	521.8			638.1
Shareholders' Equity	1,867.2			1,675.6
Total Liabilities and Shareholders' Equity	$23,915.3			$23,638.1
1Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.4 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
3Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Three Months Ended March 31, 2026
	Compared to March 31, 2025
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$(1.2)	$(0.9)	$(2.1)
Investment Securities
Available-for-Sale
Taxable	7.5	2.6	10.1
Non-Taxable	0.1	0.0	0.1
Held-to-Maturity
Taxable	(1.6)	(0.1)	(1.7)
Non-Taxable	0.0	—	0.0
Total Investment Securities	6.0	2.5	8.5
Loans Held for Sale	0.0	0.0	0.0
Loans and Leases
Commercial Mortgage	2.7	(1.2)	1.5
Commercial and Industrial	(1.5)	(1.1)	(2.6)
Construction	(2.0)	(0.6)	(2.6)
Commercial Lease Financing	0.0	0.1	0.1
Residential Mortgage	1.6	1.4	3.0
Home Equity	(0.5)	1.6	1.1
Automobile	(0.9)	1.0	0.1
Other	0.3	0.4	0.7
Total Loans and Leases	(0.3)	1.6	1.3
Other	0.4	(0.3)	0.1
Total Change in Interest Income	4.9	2.9	7.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	(0.7)	(0.5)
Savings	0.6	(9.0)	(8.4)
Time	(2.4)	(5.5)	(7.9)
Total Interest-Bearing Deposits	(1.6)	(15.2)	(16.8)
Securities Sold Under Agreements to Repurchase	(0.3)	0.0	(0.3)
Other Debt	(0.2)	0.0	(0.2)
Total Change in Interest Expense	(2.1)	(15.2)	(17.3)

Change in Net Interest Income	$7.0	$18.1	$25.1
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
The average balance of our earning assets for the three months ended March 31, 2026 increased by $357.1 million or 2% compared to the same period last year. The increase was primarily due to an increase in the average balance of available-for-sale investment securities. As compared to the same period last year, yields on our investment securities portfolio increased by 29 basis points during the three months ended March 31, 2026 primarily due to the amortization of lower yielding investments being reinvested into new investments at higher current interest rates, as well as the impact of the repositioning of a portion of our AFS securities portfolio in the fourth quarter of 2025, which resulted in a higher-yielding securities mix. As compared to the same period last year, yields on our loan and lease portfolio increased by 3 basis points during the three months ended March 31, 2026. The increase primarily reflects the continued amortization of lower‑yielding loans along with the origination of new loans at higher prevailing interest rates. This benefit was partially offset by lower income from interest rate swaps and the repricing of certain variable‑rate loans following recent Federal Reserve rate cuts.

The average balance of our interest-bearing liabilities for the three months ended March 31, 2026 decreased by $138.2 million or 1% compared to the same period in 2025 primarily due to a decrease in time deposits. As compared to the same period last year, the cost of our interest-bearing liabilities decreased by 42 basis points during the three months ended March 31, 2026 primarily due to a decrease in the prevailing interest rate environment, which was driven by 175 basis points of interest rate cuts by the Federal Open Market Committee from September 2024 through December 2025.
Noninterest Income
Table 3 presents the components of noninterest income.

Noninterest Income				Table 3
	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Trust and Asset Management	$12,445	$11,741	$704	6.0%
Fees, Exchange, and Other Service Charges	10,928	14,437	(3,509)	(24.3)
Service Charges on Deposit Accounts	8,440	8,259	181	2.2
Bank-Owned Life Insurance	4,147	3,611	536	14.8
Annuity and Insurance	1,469	1,555	(86)	(5.5)
Mortgage Banking	876	988	(112)	(11.3)
Investment Securities Losses, Net	(1,272)	(1,607)	335	20.8
Other Income	4,299	5,074	(775)	(15.3)
Total Noninterest Income	$41,332	$44,058	$(2,726)	(6.2)%
Fees, exchange, and other service charges decreased by $3.5 million or 24% in the first quarter of 2026 compared to the same period last year, primarily due to lower merchant income following the sale of our merchant services portfolio in the fourth quarter of 2025.
Bank-owned life insurance increased by $0.5 million or 15% in the first quarter of 2026 compared to the same period last year, primarily due to an increase in death benefits received.
Other income decreased by $0.8 million or 15% in the first quarter of 2026 compared to the same period last year. This decrease was primarily due to an insurance settlement recognized in the first quarter of 2025 and lower foreign exchange volumes during the first quarter of 2026.

Noninterest Expense
Table 4 presents the components of noninterest expense.

Noninterest Expense				Table 4
	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Salaries	$38,990	$38,242	$748	2.0%
Share-Based Compensation	7,282	3,501	3,781	108.0
Incentive Compensation	6,083	5,573	510	9.2
Payroll Taxes	5,321	4,766	555	11.6
Retirement and Other Benefits	4,597	5,061	(464)	(9.2)
Medical, Dental, and Life Insurance	4,222	4,537	(315)	(6.9)
Commission Expense	1,213	1,123	90	8.0
Separation Expense	749	81	668	824.7
Total Salaries and Benefits	68,457	62,884	5,573	8.9
Net Occupancy	10,782	10,559	223	2.1
Net Equipment	10,611	10,192	419	4.1
Data Processing	5,581	5,267	314	6.0
Professional Fees	4,226	4,264	(38)	(0.9)
FDIC Insurance	2,719	1,642	1,077	65.6
Other Expense:
Advertising	2,681	2,163	518	23.9
Delivery and Postage Services	1,717	1,680	37	2.2
Mileage Program Travel	1,050	1,061	(11)	(1.0)
Broker's Charges	580	599	(19)	(3.2)
Merchant Transaction and Card Processing Fees	61	1,741	(1,680)	(96.5)
Other	7,606	8,407	(801)	(9.5)
Total Other Expense	13,695	15,651	(1,956)	(12.5)
Total Noninterest Expense	$116,071	$110,459	$5,612	5.1%
Total salaries and benefits expense increased by $5.6 million or 8.9% in the first quarter of 2026 compared to the same period last year, primarily due to an increase in share-based compensation related to the accelerated vesting of restricted stock awards pursuant to the retirement provisions of performance-based restricted stock awards granted in 2024 and 2025, as well as increases in base salaries and separation expense. These increases were partially offset by decreases in retirement and other benefits expense and medical, dental, and life insurance expense.
FDIC insurance expense increased by $1.1 million or 65.6% for the first quarter of 2026 compared to the same period last year, primarily due to a partial recovery of the FDIC special assessment in 2025, partially offset by a lower FDIC assessment rate in the current period.
Total other expense decreased by $2.0 million or 12.5% for the first quarter of 2026 compared to the same period last year, primarily due to lower merchant transaction and card processing fees following the sale of our merchant services portfolio in the fourth quarter of 2025. This was partially offset by an increase in advertising expense.

Provision for Income Taxes
Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision for Income Taxes	$17,069	$12,171
Effective Tax Rates	22.91%	21.67%
The provision for income taxes was $17.1 million in the first quarter of 2026, an increase of $4.9 million compared to the same period in 2025. The effective tax rate for the first quarter of 2026 was 22.9%, an increase from 21.7% for the same period in 2025. The higher effective tax rate in the first quarter of 2026 compared to the same period last year was primarily due to an increase in nondeductible compensation and an increase in tax expense from discrete items.

Analysis of Unaudited Statements of Condition
Cash and Cash Equivalents
Cash and cash equivalents were $425.1 million as of March 31, 2026, a decrease of $521.4 million or 55.1% from the prior year. The decrease was primarily due to an increase in our investment portfolio.
Investment Securities
The carrying value of our investment securities portfolio was $7.9 billion and $7.8 billion as of March 31, 2026 and December 31, 2025, respectively. The increase was primarily due to the purchase of $372.2 million in available-for-sale investment securities during the three months ended March 31, 2026. The increase was partially offset by the amortization of existing securities.
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
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac represent the largest concentration in our portfolio. As of March 31, 2026, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided.
Net unrealized losses in our AFS and HTM investment securities were $777.3 million as of March 31, 2026 and $739.8 million as of December 31, 2025. In addition, we transferred AFS investment securities to the HTM category in 2022. At the time of transfer, these securities had a fair value of $1.3 billion. The unrealized losses at the time of transfer remain in accumulated other comprehensive income and are amortized over the estimated remaining life of the securities through an adjustment to the effective yield of the HTM portfolio. The unamortized balance of these losses was $149.7 million and $155.0 million as of March 31, 2026 and December 31, 2025, respectively. See Note 7 Accumulated Other Comprehensive Income to the unaudited Consolidated Financial Statements for more information.

Loans and Leases
Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,341,448	$4,205,791	$135,657	3.2%
Commercial and Industrial	1,575,207	1,584,245	(9,038)	(0.6)
Construction	204,993	208,584	(3,591)	(1.7)
Lease Financing	84,651	88,303	(3,652)	(4.1)
Total Commercial	6,206,299	6,086,923	119,376	2.0
Consumer
Residential Mortgage	4,800,256	4,775,502	24,754	0.5
Home Equity	2,095,521	2,114,809	(19,288)	(0.9)
Automobile	680,570	690,376	(9,806)	(1.4)
Other	410,165	414,440	(4,275)	(1.0)
Total Consumer	7,986,512	7,995,127	(8,615)	(0.1)
Total Loans and Leases	$14,192,811	$14,082,050	$110,761	0.8%

Total loans and leases as of March 31, 2026 increased by $110.8 million or 0.8% from December 31, 2025, primarily due to growth in our commercial loans. This was partially offset by decreases in our consumer loans.
Commercial loans and leases as of March 31, 2026 increased by $119.4 million or 2.0% from December 31, 2025, primarily due to an increase in our commercial mortgage portfolio, which increased by $135.7 million or 3.2% largely as a result of new originations. This was partially offset by paydowns in our commercial and industrial portfolio. Consumer loans and leases as of March 31, 2026 decreased by $8.6 million or 0.1% from December 31, 2025, primarily due to paydowns in our home equity portfolio and reduced demand for automobile loans. This was partially offset by an increase in our residential mortgage loans, which increased by $24.8 million or 0.5% primarily due to increased production.

Table 7 presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 7
	March 31, 2026			December 31, 2025
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$1,224,045	28%	—%	$1,203,151	29%	—%
Industrial	802,818	18	37	776,260	18	38
Retail	730,155	17	3	696,492	17	3
Lodging	646,154	15	—	649,196	15	—
Office	331,433	8	21	336,144	8	22
Other [1]	606,843	14	20	544,548	13	23
Total Commercial Mortgage	$4,341,448	100%	12%	$4,205,791	100%	12%
1.Amount includes unamortized loan origination fees.

Table 8 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 8
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2026
Commercial
Commercial Mortgage	$3,927,797	$243,316	$169,917	$418	$4,341,448
Commercial and Industrial	1,355,980	136,786	62,567	19,874	1,575,207
Construction	204,993	—	—	—	204,993
Lease Financing	84,400	—	251	—	84,651
Total Commercial	5,573,170	380,102	232,735	20,292	6,206,299
Consumer
Residential Mortgage	4,723,056	5,368	71,592	240	4,800,256
Home Equity	2,049,510	36	45,975	—	2,095,521
Automobile	541,997	—	110,879	27,694	680,570
Other	354,892	—	53,162	2,111	410,165
Total Consumer	7,669,455	5,404	281,608	30,045	7,986,512
Total Loans and Leases	$13,242,625	$385,506	$514,343	$50,337	$14,192,811
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%

December 31, 2025
Commercial
Commercial Mortgage	$3,788,244	$244,812	$172,315	$420	$4,205,791
Commercial and Industrial	1,370,467	135,563	63,498	14,717	1,584,245
Construction	208,584	—	—	—	208,584
Lease Financing	88,027	—	276	—	88,303
Total Commercial	5,455,322	380,375	236,089	15,137	6,086,923
Consumer
Residential Mortgage	4,699,089	5,388	70,767	258	4,775,502
Home Equity	2,070,246	37	44,526	—	2,114,809
Automobile	548,585	—	112,084	29,707	690,376
Other	358,190	—	54,030	2,220	414,440
Total Consumer	7,676,110	5,425	281,407	32,185	7,995,127
Total Loans and Leases	$13,131,432	$385,800	$517,496	$47,322	$14,082,050
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%
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

Other Assets
Table 9 presents the major components of other assets.

Other Assets				Table 9
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar Change	Percent Change
Low-Income Housing and Other Equity Investments	$215,321	$224,714	$(9,393)	(4.2)%
Deferred Tax Assets and Tax Receivable	137,489	138,350	(861)	(0.6)
Derivative Financial Instruments	104,426	99,581	4,845	4.9
Federal Home Loan Bank of Des Moines Stock	34,750	34,750	—	—
Federal Reserve Bank Stock	30,901	30,770	131	0.4
Prepaid Expenses	26,967	24,156	2,811	11.6
Accounts Receivable	16,344	15,569	775	5.0
Deferred Compensation Plan Assets	12,392	15,959	(3,567)	(22.4)
Foreclosed Real Estate	295	295	—	—
Other	53,952	47,877	6,075	12.7
Total Other Assets	$632,837	$632,021	$816	0.1%
Prepaid expenses increased by $2.8 million or 12%, primarily due to changes in accruals and timing of payments. Deferred compensation plan assets decreased by $3.6 million or 22%, primarily due to distributions from the executive deferred compensation plan during the three months ended March 31, 2026. Other assets increased by $6.1 million or 13%, primarily driven by improved funded status of the Company’s defined benefit pension plans.
Deposits
Table 10 presents the composition of our deposits by major customer categories.

Deposits				Table 10
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar Change	Percent Change
Consumer	$10,530,223	$10,466,617	$63,606	0.6%
Commercial	8,340,279	8,597,265	(256,986)	(3.0)
Public and Other	2,087,428	2,124,613	(37,185)	(1.8)
Total Deposits	$20,957,930	$21,188,495	$(230,565)	(1.1)%
Total deposits were $21.0 billion as of March 31, 2026, a decrease of $230.6 million or 1.1% from December 31, 2025. Consumer deposits increased by $63.6 million due to increases of $66.8 million in savings deposits, $30.5 million in non-interest bearing deposits, and $11.6 million in interest-bearing demand deposits, partially offset by a decrease of $45.3 million in time deposits. Commercial deposits decreased by $257.0 million due to decreases of $153.5 million in savings deposits, $126.8 million in non-interest bearing deposits, and $14.7 million in time deposits, partially offset by an increase of $38.1 million in interest-bearing demand deposits. Public and other deposits decreased by $37.2 million due to a decrease of $82.1 million in interest-bearing demand deposits and noninterest-bearing deposits, partially offset by increases of $29.5 million in saving deposits and $15.4 million in time deposits.
Table 11 presents the composition of our savings deposits.

Savings Deposits				Table 11
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar Change	Percent Change
Regular Savings	$5,521,442	5,383,975	137,467	2.6%
Money Market	3,162,433	3,357,115	(194,682)	(5.8)
Total Savings Deposits	$8,683,875	$8,741,090	$(57,215)	(0.7)%
The increase in Regular Savings was primarily due to increases in consumer deposits of $71.6 million, commercial deposits of $36.3 million, and public deposits of $29.5 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $189.8 million and consumer deposits of $4.8 million.

Table 12 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 12
(dollars in thousands)	March 31, 2026	December 31, 2025	Change
Remaining maturity:
Three months or less	$648,587	$613,444	$35,143
After three through six months	303,832	396,599	(92,767)
After six through twelve months	349,771	320,938	28,833
After twelve months	89,717	86,151	3,566
Total	$1,391,907	$1,417,132	$(25,225)
Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 3.6 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company. See Note 6 Securities Sold Under Agreements to Repurchase to the unaudited Consolidated Financial Statements for more information.
Other Debt
Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar Change
Federal Home Loan Bank of Des Moines Advances	$550,000	$550,000	$—
Finance Lease Obligations	8,150	8,176	(26)
Total	$558,150	$558,176	$(26)
Analysis of Business Segments
Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.
Table 14 summarizes net income (loss) from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Consumer Banking	$31,900	$29,452	$2,448	8.3%
Commercial Banking	39,066	31,689	7,377	23.3
Total	70,966	61,141	9,825	16.1
Treasury and Other	(13,534)	(17,156)	3,622	21.1
Consolidated Total	$57,432	$43,985	$13,447	30.6%

Consumer Banking
Net income increased by $2.4 million or 8% in the first quarter of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in the provision for credit losses. This was partially offset by an increase in noninterest expense. Net interest income increased by $10.7 million or 11%, primarily due to higher deposit spreads on higher deposit balances. The provision for credit losses decreased by $0.6 million or 18%, primarily due to lower net charge-offs in the auto loan portfolio. Noninterest expense increased by $7.9 million or 9%, primarily due to higher allocated administrative and support unit costs and higher salaries & benefits expense.

Commercial Banking
Net income increased by $7.4 million or 23% in the first quarter of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest income increased by $8.1 million or 15%, primarily due to higher average deposit balances and spreads, which increased segment net interest income under our funds transfer pricing methodology, partially offset by lower loan balances. Noninterest income decreased by $3.5 million or 46%, primarily due to a reduction in merchant revenue following the sale of the Bank’s merchant services portfolio in the fourth quarter of 2025, lower loan and commitment fees, and reduced gains on sale of leased assets, partially offset by an increase in account analysis fees. Noninterest expense decreased by $2.9 million or 15%, primarily due to lower merchant transaction processing fees, salaries and benefits, equipment expenses, and allocated administrative, support unit and treasury expenses, partially offset by increases in data processing, customer derivative broker charges, and allocated branch expenses.

Treasury and Other
Net loss decreased by $3.6 million or 21% in the first quarter of 2026 compared to the same period last year, primarily due to a decrease in net interest expense and an increase in noninterest income, partially offset by an increase in the provision for credit losses and an increase in noninterest expense. Net interest expense decreased by $6.4 million or 25%, primarily due to an increase in interest income from higher earning asset balances and yields. Noninterest income increased by $0.9 million or 30%, primarily due to an increase in BOLI and COLI income and a decrease in investment securities losses. Noninterest expense increased by $0.6 million or 14%, primarily due to higher salaries and benefits expense. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	March 31, 2026	December 31, 2025	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$—	$2,085	$(2,085)
Commercial and Industrial	1,860	1,940	(80)
Total Commercial	1,860	4,025	(2,165)
Consumer
Residential Mortgage	5,410	5,382	28
Home Equity	4,525	4,469	56
Total Consumer	9,935	9,851	84
Total Non-Accrual Loans and Leases	11,795	13,876	(2,081)
Foreclosed Real Estate	295	295	—
Total Non-Performing Assets	$12,090	$14,171	$(2,081)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$10,733	$8,834	$1,899
Home Equity	1,556	2,152	(596)
Automobile	672	520	152
Other	764	753	11
Total Consumer	13,725	12,259	1,466
Total Accruing Loans and Leases Past Due 90 Days or More	$13,725	$12,259	$1,466
Total Loans and Leases	$14,192,811	$14,082,050	$110,761
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.10%	(0.02)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.10%	(0.01)%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.06%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.03%	0.07%	(0.04)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.13%	0.13%	—%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.18%	0.19%	(0.01)%
Changes in Non-Performing Assets
Balance as of December 31, 2025	$14,171
Additions[1]	1,010
Reductions
Payments	(2,744)
Return to Accrual Status	(341)
Charge-offs/Write-downs[1]	(6)
Total Reductions	(3,091)
Balance as of March 31, 2026	$12,090
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
Non-accrual loans and leases as of March 31, 2026 were $11.8 million, a decrease of $2.1 million or 15% from December 31, 2025 primarily due to a $2.1 million payoff of a commercial mortgage in the first quarter of 2026. As of March 31, 2026, our residential mortgage non-accrual loans were comprised of 16 loans with a weighted average current loan-to-value ratio of 69%. As of March 31, 2026, our home equity non-accrual loans were comprised of 55 loans with a weighted average current loan-to-value ratio of 42%.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.3 million as of March 31, 2026 and December 31, 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $13.7 million as of March 31, 2026, a $1.5 million or 12% increase from December 31, 2025. The increase was primarily in our residential mortgage portfolio, partially offset by a decrease in our home equity portfolio. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at Beginning of Period	$148,403	$150,649
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(230)	(1,399)
Consumer
Residential Mortgage	(15)	—
Home Equity	(6)	(75)
Automobile	(1,417)	(1,751)
Other	(2,394)	(2,484)
Total Loans and Leases Charged-Off	(4,062)	(5,709)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial Mortgage	1,617	—
Commercial and Industrial	53	77
Consumer
Residential Mortgage	11	11
Home Equity	137	128
Automobile	579	633
Other	590	457
Total Recoveries on Loans and Leases	2,987	1,306
Net Charged-Off - Loans and Leases	(1,075)	(4,403)
Provision for Credit Losses:
Loans and Leases	1,271	3,582
Unfunded Commitments	479	(332)
Total Provision for Credit Losses	1,750	3,250
Balance at End of Period	$149,078	$149,496
Components
Allowance for Credit Losses - Loans and Leases	$146,962	$147,707
Reserve for Unfunded Commitments	2,116	1,789
Total Reserve for Credit Losses	$149,078	$149,496
Average Loans and Leases Outstanding	$14,083,875	$14,062,173
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.03%	0.13%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.04%	1.05%
1The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the “Allowance”)
As of March 31, 2026, the Allowance was $147.0 million or 1.04% of total loans and leases outstanding compared with an Allowance of $146.8 million or 1.04% of total loans and leases outstanding as of December 31, 2025.
Net charge-offs on loans and leases for the three months ended March 31, 2026 and 2025 were $1.1 million or 0.03% and $4.4 million or 0.13%, respectively, of total average loans and leases on an annualized basis.

Reserve for Unfunded Commitments
The Unfunded Reserve was $2.1 million as of March 31, 2026, an increase of $0.5 million or 29% from December 31, 2025, primarily due to higher unfunded commitments in our commercial and industrial portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.
Provision for Credit Losses
For the three months ended March 31, 2026, the provision for credit losses was $1.8 million, compared to $3.3 million for the same respective period last year. The decrease in the provision for credit losses was primarily due to a $1.6 million recovery of a commercial mortgage loan in the first quarter of 2026.

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
We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of sensitivities to frame our risk exposures. We pay particular attention to the rate shock sensitivities within the range of +/-200 basis points, as we believe this range represents the highest probability of rate movements that could occur in the near to medium term. As of March 31, 2026, we remained within applicable guidelines for such scenarios.
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
Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base consists primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of March 31, 2026, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.
A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model. This model attempts to capture the dynamic nature of assets and liabilities in various interest rate environments. It estimates and measures our balance sheet sensitivity to changes in interest rates. Given the structure of our balance sheet, model results are particularly sensitive to changes in prepayment rates on mortgage-related assets and the repricing behavior of interest-bearing deposits. We utilize a model to estimate the prepayment behavior of our mortgage-related assets, which considers the characteristics of the underlying mortgage loans, including rate (used to gauge refinance incentive), seasoning or age, and seasonality. The model’s forecasted results are regularly tested against historical prepayment behavior and is, in the ordinary course, recalibrated if the difference between actual and projected prepayments exceed established guidelines. Separate models are utilized to project interest-bearing deposit repricing behavior and deposit account attrition and average lives in various interest rate environments. These models were developed based upon our historical behavior over several interest rate cycles and are periodically updated. The models’ forecast results are tested against historical results and have been and may continue to be recalibrated.
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of March 31, 2026 and December 31, 2025, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$8,747	1.4%	$32,646	5.2%
+300	9,487	1.5	27,489	4.4
+200	8,481	1.3	20,696	3.3
+100	4,901	0.8	11,458	1.8
-100	(3,115)	(0.5)	(8,525)	(1.4)
-200	(9,701)	(1.5)	(20,383)	(3.3)
-300	(34,182)	(5.3)	(48,664)	(7.8)
-400	(72,707)	(11.3)	(86,935)	(13.9)
Based on our net interest income simulation as of March 31, 2026, net interest income is expected to increase as interest rates rise. Rising interest rates would drive higher rates on floating rate loans, interest rate swaps and investment securities, as well as higher reinvestment rates on loan and investment securities cashflows. However, lower interest rates would likely cause an initial decline in net interest income as lower rates would lead to lower yields on loans, swaps, and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2026, NII sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2026 declined in both rising rates and falling rates compared to the sensitivity profile for December 31, 2025. These NII sensitivity changes are attributable to balance sheet mix changes and a $300 million net reduction in the notional amount of active pay-fixed swaps, resulting in an increase in fixed rate asset exposure.

To alternatively analyze the impact of changes in interest rates, we also simulate non-parallel interest rate scenarios. These scenarios help to isolate the sensitivity of earnings to various points on the yield curve. Based upon our interest rate simulations, the Company is exposed to movements in both the short and long-end of the yield curve. A movement higher or lower in the short-end of the yield curve would lead to floating-rate assets immediately repricing, while liability funding would react on a lag. Thus, net interest income may decrease from the base case in the near term if short-term rates were to decrease, although would benefit if short-term rates were to increase and liabilities maintained their ability to lag market rate increases. A movement higher or lower in the long end of the yield curve would lead to assets repricing over time given ongoing cash flows from maturities and prepayments of investment securities and loans. Net interest income may decrease from the base case should long-term rates decline from their current levels, although would benefit if long-term rates were to increase.
Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile				Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	March 31, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$(716,862)	(21.4)%	$(676,020)	(21.0)%
+300	(548,121)	(16.4)	(519,819)	(16.2)
+200	(368,772)	(11.0)	(353,098)	(11.0)
+100	(183,575)	(5.5)	(177,928)	(5.5)
-100	198,841	5.9	196,634	6.1
-200	356,871	10.7	356,504	11.1
-300	327,536	9.8	315,375	9.8
-400	76,828	2.3	106,004	3.3
Compared to December 31, 2025, EVE sensitivity is mostly unchanged in the rising rate scenarios and slightly lower in the falling rate scenarios. The reduction in the notional balance of active pay-fixed interest rate swaps did not have a significant impact on EVE sensitivity.

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
We maintain access to ample sources of readily available contingent liquidity. As of March 31, 2026, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.8 billion. We are also a member of the FHLB. As of March 31, 2026, we had pledged loans to the FHLB and had remaining borrowing capacity of $2.2 billion.
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
General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of March 31, 2026, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of March 31, 2026, cash and cash equivalents were $425.1 million, the carrying value of our AFS investment securities was $3.7 billion, and total deposits were $21.0 billion. As of March 31, 2026, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 3.14 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation intended to ensure capital adequacy. As of March 31, 2026, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since March 31, 2026, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.

Table 18 presents our regulatory capital and ratios as of March 31, 2026 and December 31, 2025.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	March 31, 2026	December 31, 2025
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,509,563	$1,506,212
Adjustments:
Goodwill, Net of Deferred Tax Liabilities	(28,746)	(28,746)
Deferred Tax Assets from Tax Credit Carryforwards	(2,264)	(2,191)
Postretirement Benefit Liability	20,031	20,253
Net Unrealized Losses on Investment Securities [2]	227,186	224,185
Other	9,097	9,097
Common Equity Tier 1 Capital	1,734,867	1,728,810
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	2,070,968	2,064,911
Allowable Reserve for Credit Losses	149,078	148,404
Total Regulatory Capital	$2,220,046	$2,213,315
Risk-Weighted Assets	$14,382,622	$14,246,238
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.06%	12.14%
Tier 1 Capital Ratio	14.40	14.49
Total Capital Ratio	15.44	15.54
Tier 1 Leverage Ratio	8.62	8.57
1Regulatory capital ratios as of March 31, 2026 are preliminary.
2Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.
Shareholders' Equity
As of March 31, 2026, shareholders’ equity was $1.9 billion, an increase of $3.4 million or 0.2% from December 31, 2025. The increase was attributed to net income of $57.4 million, share-based compensation of $7.5 million, and common stock issued under purchase and equity compensation plans of $1.2 million were offset by other comprehensive loss of $2.8 million, cash dividends declared of $28.3 million on common shares, cash dividends declared of $5.3 million on preferred shares, common stock repurchased under the share repurchase program of $15.1 million, and common stock repurchased of $11.3 million related to taxes withheld for share-based compensation.
During the three months ended March 31, 2026, we repurchased 194,096 shares of common stock at an average cost per share of $77.84 and total cost of $15.1 million under the share repurchase program. Remaining buyback authority under our share repurchase program was $105.9 million as of March 31, 2026. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In April 2026, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on May 1, 2026, to shareholders of record at the close of business on April 16, 2026.
In April 2026, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on June 12, 2026, to shareholders of record of the common stock at the close of business on May 29, 2026.
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
Credit Commitments and Contractual Obligations
Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's stock during the quarter.
The Parent’s repurchases of its common stock during the first quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2026	8,479	$74.08	8,000	$120,397,348
February 1 - 28, 2026	194,486	78.79	136,000	109,754,550
March 1 - 31, 2026	138,532	75.34	50,096	105,883,497
Total	341,497	$77.27	194,096
1During the first quarter of 2026, 147,401 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

Date:	April 27, 2026		Bank of Hawaii Corporation

		By:	/s/ James C. Polk
James C. Polk
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Bradley S. Satenberg
Bradley S. Satenberg
Chief Financial Officer (Principal Financial Officer)