Form 10-Q
period 2026-06-30
BANK OF HAWAII CORP
filed 2026-07-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887
BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of July 21, 2026, there were 39,450,396 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Part I - Financial Information
Item 1. Financial Statements
Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and Cash Equivalents	$452,814	$946,520
Investment Securities
Available-for-Sale	3,618,515	3,510,652
Held-to-Maturity (Fair Value of $3,452,980 and $3,651,966)	4,070,908	4,245,681
Loans Held for Sale	5,089	4,369
Loans and Leases	14,286,625	14,082,050
Allowance for Credit Losses	(146,995)	(146,766)
Net Loans and Leases	14,139,630	13,935,284
Premises and Equipment, Net	223,463	199,747
Operating Lease Right-of-Use Assets	84,519	83,424
Accrued Interest Receivable	70,646	69,899
Mortgage Servicing Rights	16,626	17,455
Goodwill	31,517	31,517
Bank-Owned Life Insurance	508,869	499,795
Other Assets	620,344	632,021
Total Assets	$23,842,940	$24,176,364
Liabilities
Deposits
Noninterest-Bearing Demand	$5,575,291	$5,755,371
Interest-Bearing Demand	4,075,694	3,910,952
Savings	8,705,102	8,741,090
Time	2,536,688	2,781,082
Total Deposits	20,892,775	21,188,495
Securities Sold Under Agreements to Repurchase	50,000	50,000
Other Debt	508,124	558,176
Operating Lease Liabilities	93,568	92,402
Retirement Benefits Payable	25,496	20,139
Accrued Interest Payable	16,390	22,370
Other Liabilities	381,120	393,570
Total Liabilities	21,967,473	22,325,152
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2026 - 59,020,336 / 39,439,677); and December 31, 2025 - 58,780,253 / 39,725,698)	590	587
Capital Surplus	675,654	664,781
Accumulated Other Comprehensive Loss	(243,475)	(244,438)
Retained Earnings	2,260,152	2,205,707
Treasury Stock, at Cost (Shares: June 30, 2026 - 19,580,659 and December 31, 2025 - 19,054,555)	(1,162,454)	(1,120,425)
Total Shareholders’ Equity	1,875,467	1,851,212
Total Liabilities and Shareholders’ Equity	$23,842,940	$24,176,364

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest Income
Interest and Fees on Loans and Leases	$168,624	$166,779	$333,093	$329,861
Income on Investment Securities
Available-for-Sale	36,397	27,007	70,972	51,375
Held-to-Maturity	18,056	19,835	36,597	40,126
Cash and Cash Equivalents	1,726	3,817	5,055	9,277
Other	1,313	1,097	2,606	2,182
Total Interest Income	226,116	218,535	448,323	432,821
Interest Expense
Deposits	65,804	82,476	130,690	164,168
Securities Sold Under Agreements to Repurchase	491	491	977	1,235
Other Debt	6,217	5,885	12,062	11,928
Total Interest Expense	72,512	88,852	143,729	177,331
Net Interest Income	153,604	129,683	304,594	255,490
Provision for Credit Losses	3,600	3,250	5,350	6,500
Net Interest Income After Provision for Credit Losses	150,004	126,433	299,244	248,990
Noninterest Income
Trust and Asset Management	13,712	12,097	26,157	23,838
Fees, Exchange, and Other Service Charges	11,127	14,383	22,055	28,820
Service Charges on Deposit Accounts	8,353	8,119	16,793	16,378
Bank-Owned Life Insurance	3,923	3,714	8,070	7,325
Annuity and Insurance	2,017	1,437	3,486	2,992
Mortgage Banking	839	849	1,715	1,837
Investment Securities Losses, Net	(1,287)	(1,126)	(2,559)	(2,733)
Other	4,615	5,322	8,914	10,396
Total Noninterest Income	43,299	44,795	84,631	88,853
Noninterest Expense
Salaries and Benefits	62,642	61,308	131,099	124,192
Net Occupancy	10,868	10,499	21,650	21,058
Net Equipment	10,604	9,977	21,215	20,169
Data Processing	5,463	5,456	11,044	10,723
Professional Fees	5,276	4,263	9,502	8,527
FDIC Insurance	2,978	3,640	5,697	5,282
Other	13,355	15,640	27,050	31,291
Total Noninterest Expense	111,186	110,783	227,257	221,242
Income Before Provision for Income Taxes	82,117	60,445	156,618	116,601
Provision for Income Taxes	18,318	12,808	35,387	24,979
Net Income	$63,799	$47,637	$121,231	$91,622
Preferred Stock Dividends	5,269	5,269	10,538	10,538
Net Income Available to Common Shareholders	$58,530	$42,368	$110,693	$81,084
Basic Earnings Per Common Share	$1.48	$1.07	$2.80	$2.05
Diluted Earnings Per Common Share	$1.47	$1.06	$2.78	$2.03
Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40
Basic Weighted Average Common Shares	39,513,447	39,622,998	39,540,239	39,588,916
Diluted Weighted Average Common Shares	39,734,782	39,895,093	39,839,337	39,888,294
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$63,799	$47,637	$121,231	$91,622
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gains on Investment Securities	3,519	18,970	518	43,730
Net Change in Defined Benefit Plans	223	233	445	465
Other Comprehensive Income	3,742	19,203	963	44,195
Comprehensive Income	$67,541	$66,840	$122,194	$135,817
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended June 30, 2026
Balance as of March 31, 2026	180,000	$180,000	165,000	$165,000	39,620,563	$590	$672,584	$(247,217)	$2,229,539	$(1,145,933)	$1,854,563
Net Income	—	—	—	—	—	—	—	—	63,799	—	63,799
Other Comprehensive Income	—	—	—	—	—	—	—	3,742	—	—	3,742
Share-Based Compensation	—	—	—	—	—	—	2,674	—	—	—	2,674
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	34,985	—	396	—	—	829	1,225
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(215,995)	—	—	—	—	(16,977)	(16,977)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	124	—	—	—	—	(373)	(373)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(27,917)	—	(27,917)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of June 30, 2026	180,000	$180,000	165,000	$165,000	39,439,677	$590	$675,654	$(243,475)	$2,260,152	$(1,162,454)	$1,875,467
Three Months Ended June 30, 2025
Balance as of March 31, 2025	180,000	$180,000	165,000	$165,000	39,734,304	$586	$651,374	$(318,397)	$2,144,326	$(1,117,954)	$1,704,935
Net Income	—	—	—	—	—	—	—	—	47,637	—	47,637
Other Comprehensive Income	—	—	—	—	—	—	—	19,203	—	—	19,203
Share-Based Compensation	—	—	—	—	—	—	3,837	—	—	—	3,837
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	36,429	1	268	—	—	1,025	1,294
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(5,358)	—	—	—	—	(286)	(286)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,244)	—	(28,244)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Six Months Ended June 30, 2026
Balance as of December 31, 2025	180,000	$180,000	165,000	$165,000	39,725,698	$587	$664,781	$(244,438)	$2,205,707	$(1,120,425)	$1,851,212
Net Income	—	—	—	—	—	—	—	—	121,231	—	121,231
Other Comprehensive Income	—	—	—	—	—	—	—	963	—	—	963
Share-Based Compensation	—	—	—	—	—	—	10,137	—	—	—	10,137
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	272,384	3	736	—	—	1,710	2,449
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(410,091)	—	—	—	—	(32,086)	(32,086)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(148,314)	—	—	—	—	(11,653)	(11,653)
Cash Dividends Declared Common Stock ($1.40 per share)	—	—	—	—	—	—	—	—	(56,248)	—	(56,248)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(10,538)	—	(10,538)
Balance as of June 30, 2026	180,000	$180,000	165,000	$165,000	39,439,677	$590	$675,654	$(243,475)	$2,260,152	$(1,162,454)	$1,875,467
Six Months Ended June 30, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	91,622	—	91,622
Other Comprehensive Income	—	—	—	—	—	—	—	44,195	—	—	44,195
Share-Based Compensation	—	—	—	—	—	—	7,517	—	—	—	7,517
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	55,906	2	559	—	—	2,048	2,609
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(52,786)	—	—	—	—	(3,600)	(3,600)
Cash Dividends Declared Common Stock ($1.40 per share)	—	—	—	—	—	—	—	—	(56,472)	—	(56,472)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(10,538)	—	(10,538)
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Operating Activities
Net Income	$121,231	$91,622
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	5,350	6,500
Depreciation and Amortization	13,910	15,156
Amortization of Deferred Loan and Lease Fees, Net	(195)	(672)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	4,993	5,871
Share-Based Compensation	10,137	7,517
Benefit Plan Contributions	(1,239)	(1,023)
Net Gains on Sales of Loans and Leases	(1,094)	(1,302)
Proceeds from Sales of Loans Held for Sale	18,228	12,957
Originations of Loans Held for Sale	(16,619)	(12,590)
Net Change in Other Assets and Other Liabilities	(18,238)	(24,036)
Net Cash Provided by Operating Activities	136,464	100,000
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	319,668	148,483
Purchases	(445,390)	(517,104)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	181,937	184,959
Net Change in Loans and Leases	(199,130)	58,108
Purchases of Premises and Equipment	(33,407)	(17,162)
Net Cash Used in Investing Activities	(176,322)	(142,716)
Financing Activities
Net Change in Deposits	(295,720)	165,877
Repayments of Long-Term Other Debt	(50,052)	(50,048)
Proceeds from Issuance of Common Stock	2,449	2,609
Common Stock Repurchased Under Share Repurchase Program	(32,086)	—
Equity Compensation Plan Common Stock Repurchases	(11,653)	(3,600)
Cash Dividends Paid on Common Stock	(56,248)	(56,472)
Cash Dividends Paid on Preferred Stock	(10,538)	(10,538)
Net Cash (Used in) Provided by Financing Activities	(453,848)	47,828
Net Change in Cash and Cash Equivalents	(493,706)	5,112
Cash and Cash Equivalents at Beginning of Period	946,520	763,571
Cash and Cash Equivalents at End of Period	$452,814	$768,683
Supplemental Information
Cash Paid for Interest	$149,709	$185,398
Cash Paid for Income Taxes	16,230	11,200
Supplemental Noncash Disclosures:
Transfer from Loans to Foreclosed Real Estate	—	217
Transfer from Loans to Loans Held for Sale	2,259	—
Right-of-Use Assets Acquired through Operating Leases	5,314	—
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

Note 2.  Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$139,804	$125	$(3,036)	$136,893
Debt Securities Issued by States and Political Subdivisions	72,352	—	(6,597)	65,755
Debt Securities Issued by U.S. Government-Sponsored Enterprises	588	—	(3)	585
Debt Securities Issued by Corporations	718,047	1,441	(17,965)	701,523
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,576,814	2,982	(89,996)	1,489,800
Commercial - Government Agencies or Sponsored Enterprises	366,305	423	(21,837)	344,891
Commercial - Non-Agency	60,618	76	(107)	60,587
Total Collateralized Mortgage Obligations	2,003,737	3,481	(111,940)	1,895,278
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	850,723	2,355	(34,597)	818,481
Total Mortgage-Backed Securities	850,723	2,355	(34,597)	818,481
Total	$3,785,251	$7,402	$(174,138)	$3,618,515
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,559	$—	$(9,274)	$115,285
Debt Securities Issued by Corporations	10,081	—	(1,597)	8,484
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,907,672	—	(296,774)	1,610,898
Commercial - Government Agencies or Sponsored Enterprises	400,007	—	(78,584)	321,423
Total Collateralized Mortgage Obligations	2,307,679	—	(375,358)	1,932,321
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,618,612	153	(230,187)	1,388,578
Commercial - Government Agencies or Sponsored Enterprises	9,977	—	(1,665)	8,312
Total Mortgage-Backed Securities	1,628,589	153	(231,852)	1,396,890
Total	$4,070,908	$153	$(618,081)	$3,452,980

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$221,260	$260	$(3,182)	$218,338
Debt Securities Issued by States and Political Subdivisions	72,272	—	(5,960)	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	789	—	(8)	781
Debt Securities Issued by Corporations	752,401	1,947	(18,705)	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,564,346	4,328	(80,292)	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	349,642	716	(20,522)	329,836
Commercial - Non-Agency	60,635	121	(111)	60,645
Total Collateralized Mortgage Obligations	1,974,623	5,165	(100,925)	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	635,431	4,004	(28,720)	610,715
Total Mortgage-Backed Securities	635,431	4,004	(28,720)	610,715
Total	$3,656,776	$11,376	$(157,500)	$3,510,652
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,496	$—	$(8,749)	$115,747
Debt Securities Issued by Corporations	10,218	—	(1,559)	8,659
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,995,813	2	(280,004)	1,715,811
Commercial - Government Agencies or Sponsored Enterprises	406,956	—	(78,054)	328,902
Total Collateralized Mortgage Obligations	2,402,769	2	(358,058)	2,044,713
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,698,215	665	(224,352)	1,474,528
Commercial - Government Agencies or Sponsored Enterprises	9,983	—	(1,664)	8,319
Total Mortgage-Backed Securities	1,708,198	665	(226,016)	1,482,847
Total	$4,245,681	$667	$(594,382)	$3,651,966
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $12.9 million and $12.3 million as of June 30, 2026 and December 31, 2025, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $7.6 million and $7.9 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2026. Debt securities consisting of securitized loan pools (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$51,648	$51,267
Due After One Year Through Five Years	740,240	720,927
Due After Five Years Through Ten Years	51,175	45,002
	843,063	817,196
Debt Securities Issued by Government Agencies	87,728	87,560
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,576,814	1,489,800
Commercial - Government Agencies or Sponsored Agencies	366,305	344,891
Commercial - Non-Agency	60,618	60,587
Total Collateralized Mortgage Obligations	2,003,737	1,895,278
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	850,723	818,481
Total Mortgage-Backed Securities	850,723	818,481
Total	$3,785,251	$3,618,515
Held-to-Maturity:
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	124,559	115,285
Due After Five Year Through Ten Years	10,081	8,484
	134,640	123,769
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,907,672	1,610,898
Commercial - Government Agencies or Sponsored Agencies	400,007	321,423
Total Collateralized Mortgage Obligations	2,307,679	1,932,321
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,618,612	1,388,578
Commercial - Government Agencies or Sponsored Agencies	9,977	8,312
Total Mortgage-Backed Securities	1,628,589	1,396,890
Total	$4,070,908	$3,452,980
As of both June 30, 2026 and December 31, 2025, investment securities with carrying values of $7.6 billion were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.
During the three months ended June 30, 2026 and 2025, the Company recognized net realized losses on sales of investments of $1.3 million and $1.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized net realized losses on sales of investments of $2.6 million and $2.7 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$50,097	$(171)	$58,504	$(2,865)	$108,601	$(3,036)
Debt Securities Issued by States and Political Subdivisions	146	—	65,604	(6,597)	65,750	(6,597)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	585	(3)	585	(3)
Debt Securities Issued by Corporations	25,611	(27)	474,289	(17,938)	499,900	(17,965)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	545,016	(6,269)	532,629	(83,727)	1,077,645	(89,996)
Commercial - Government Agencies or Sponsored Enterprises	111,228	(295)	190,816	(21,542)	302,044	(21,837)
Commercial - Non-Agency	—	—	24,543	(107)	24,543	(107)
Total Collateralized Mortgage Obligations	656,244	(6,564)	747,988	(105,376)	1,404,232	(111,940)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	363,679	(5,168)	242,583	(29,429)	606,262	(34,597)
Total Mortgage-Backed Securities	363,679	(5,168)	242,583	(29,429)	606,262	(34,597)
Total	$1,095,777	$(11,930)	$1,589,553	$(162,208)	$2,685,330	$(174,138)
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,753	$(127)	$124,785	$(3,055)	$176,538	$(3,182)
Debt Securities Issued by States and Political Subdivisions	—	—	66,312	(5,960)	66,312	(5,960)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	781	(8)	781	(8)
Debt Securities Issued by Corporations	49,921	(171)	558,403	(18,534)	608,324	(18,705)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	50,138	(53)	565,429	(80,239)	615,567	(80,292)
Commercial - Government Agencies or Sponsored Enterprises	30,660	(39)	199,179	(20,483)	229,839	(20,522)
Commercial - Non-Agency	24,555	(111)	—	—	24,555	(111)
Total Collateralized Mortgage Obligations	105,353	(203)	764,608	(100,722)	869,961	(100,925)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total Mortgage-Backed Securities	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total	$250,396	$(621)	$1,782,541	$(156,879)	$2,032,937	$(157,500)
The Company does not believe the AFS debt securities that were in an unrealized loss position contain a credit loss impairment. As of June 30, 2026 and December 31, 2025, the unrealized losses from AFS debt securities were generated from 362 out of 463 securities and 319 out of 459 securities, respectively. As of June 30, 2026 and December 31, 2025, total gross unrealized losses were attributed to changes in interest rates and pricing spreads, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by

U.S. government agencies or U.S. government-sponsored enterprises (“GSEs”) carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities issued by corporations and municipalities, as well as non-agency commercial mortgage-backed securities, are of high credit quality, and the issuers continue to make timely principal and interest payments. As of June 30, 2026, the Company did not have any plans to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.
All of the Company’s HTM debt securities are backed by the U.S. government agencies or GSEs; therefore, no allowance for credit losses is required for these securities as of June 30, 2026 and December 31, 2025.
Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Taxable	$53,997	$46,385	$106,653	$90,664
Non-Taxable	456	457	916	837
Total Interest Income from Investment Securities	$54,453	$46,842	$107,569	$91,501

Note 3.  Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial
Commercial Mortgage	$4,319,221	$4,205,791
Commercial and Industrial	1,676,535	1,584,245
Construction	164,504	208,584
Lease Financing	85,338	88,303
Total Commercial	6,245,598	6,086,923
Consumer
Residential Mortgage	4,864,875	4,775,502
Home Equity	2,079,127	2,114,809
Automobile	674,899	690,376
Other	422,126	414,440
Total Consumer	8,041,027	7,995,127
Total Loans and Leases	$14,286,625	$14,082,050

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of June 30, 2026 and December 31, 2025, AIR for loans and leases totaled $50.0 million and $49.2 million, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2026 and 2025.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2026
Allowance for Credit Losses:
Balance at Beginning of Period	$77,893	$69,069	$146,962
Loans and Leases Charged-Off	(385)	(4,354)	(4,739)
Recoveries on Loans and Leases Previously Charged-Off	72	1,265	1,337
Net Loans and Leases Charged-Off	(313)	(3,089)	(3,402)
Provision for Credit Losses	2,931	504	3,435
Balance at End of Period	$80,511	$66,484	$146,995
Three Months Ended June 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$80,628	$67,079	$147,707
Loans and Leases Charged-Off	(206)	(3,805)	(4,011)
Recoveries on Loans and Leases Previously Charged-Off	78	1,315	1,393
Net Loans and Leases Charged-Off	(128)	(2,490)	(2,618)
Provision for Credit Losses	(1,598)	5,052	3,454
Balance at End of Period	$78,902	$69,641	$148,543
Six Months Ended June 30, 2026
Allowance for Credit Losses:
Balance at Beginning of Period	$79,543	$67,223	$146,766
Loans and Leases Charged-Off	(615)	(8,186)	(8,801)
Recoveries on Loans and Leases Previously Charged-Off	1,742	2,582	4,324
Net Loans and Leases Charged-Off	1,127	(5,604)	(4,477)
Provision for Credit Losses	(159)	4,865	4,706
Balance at End of Period	$80,511	$66,484	$146,995
Six Months Ended June 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,605)	(8,115)	(9,720)
Recoveries on Loans and Leases Previously Charged-Off	155	2,544	2,699
Net Loans and Leases Charged-Off	(1,450)	(5,571)	(7,021)
Provision for Credit Losses	(3,548)	10,584	7,036
Balance at End of Period	$78,902	$69,641	$148,543
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

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2026.

	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2026
Commercial
Commercial Mortgage
Pass	$280,380	$491,041	$264,485	$221,713	$719,514	$1,943,769	$38,041	$—	$3,958,943
Special Mention	—	—	—	40,000	41,354	115,521	—	—	196,875
Classified	—	—	1,512	14,565	107,902	39,424	—	—	163,403
Total Commercial Mortgage	$280,380	$491,041	$265,997	$276,278	$868,770	$2,098,714	$38,041	$—	$4,319,221
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$108,975	$109,377	$227,048	$137,114	$186,773	$481,602	$397,612	$84	$1,648,585
Special Mention	—	713	257	—	—	—	—	—	970
Classified	—	145	444	98	10,989	8,147	6,854	303	26,980
Total Commercial and Industrial	$108,975	$110,235	$227,749	$137,212	$197,762	$489,749	$404,466	$387	$1,676,535
Gross Charge-Offs	161	179	—	—	65	210	—	—	615
Construction
Pass	$6,542	$31,000	$76,243	$9,898	$21,002	$8,719	$6,241	$—	$159,645
Special Mention	—	—	—	1,953	—	—	—	—	1,953
Classified	—	—	—	—	2,906	—	—	—	2,906
Total Construction	$6,542	$31,000	$76,243	$11,851	$23,908	$8,719	$6,241	$—	$164,504
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$8,586	$14,226	$41,725	$5,434	$4,913	$10,129	$—	$—	$85,013
Classified	—	—	—	310	15	—	—	—	325
Total Lease Financing	$8,586	$14,226	$41,725	$5,744	$4,928	$10,129	$—	$—	$85,338
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$404,483	$646,502	$611,714	$431,085	$1,095,368	$2,607,311	$448,748	$387	$6,245,598
Total Commercial Gross Charge-Offs	161	179	—	—	65	210	—	—	615
Consumer
Residential Mortgage
Pass	$313,842	$508,961	$198,260	$212,383	$673,954	$2,953,775	$—	$—	$4,861,175
Classified	—	—	—	280	858	2,562	—	—	3,700
Total Residential Mortgage	$313,842	$508,961	$198,260	$212,663	$674,812	$2,956,337	$—	$—	$4,864,875
Gross Charge-Offs	—	—	—	—	—	15	—	—	15
Home Equity
Pass	$—	$—	$—	$—	$—	$35	$1,959,603	$116,260	$2,075,898
Classified	—	—	—	—	—	—	2,262	967	3,229
Total Home Equity	$—	$—	$—	$—	$—	$35	$1,961,865	$117,227	$2,079,127
Gross Charge-Offs	—	—	—	—	—	—	141	84	225
Automobile
Pass	$120,783	$179,566	$129,007	$101,720	$98,278	$44,782	$—	$—	$674,136
Classified	—	158	264	95	145	101	—	—	763
Total Automobile	$120,783	$179,724	$129,271	$101,815	$98,423	$44,883	$—	$—	$674,899
Gross Charge-Offs	—	658	763	696	536	499	—	—	3,152
Other
Pass	$83,934	$131,712	$84,098	$36,726	$42,001	$42,111	$579	$—	$421,161
Classified	25	239	215	127	141	218	—	—	965
Total Other	$83,959	$131,951	$84,313	$36,853	$42,142	$42,329	$579	$—	$422,126
Gross Charge-Offs	263	849	1,122	1,036	956	568	—	—	4,794
Total Consumer	$518,584	$820,636	$411,844	$351,331	$815,377	$3,043,584	$1,962,444	$117,227	$8,041,027
Total Consumer Gross Charge-Offs	263	1,507	1,885	1,732	1,492	1,082	141	84	8,186
Total Loans and Leases	$923,067	$1,467,138	$1,023,558	$782,416	$1,910,745	$5,650,895	$2,411,192	$117,614	$14,286,625
Total Gross Charge-Offs	424	1,686	1,885	1,732	1,557	1,292	141	84	8,801

During the six months ended June 30, 2026, $27.4 million of revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2025
Commercial
Commercial Mortgage
Pass	$467,837	$246,811	$255,098	$803,126	$447,906	$1,711,535	$38,099	$—	$3,970,412
Special Mention	—	—	40,000	—	—	—	—	—	40,000
Classified	—	1,524	13,510	125,136	1,261	53,948	—	—	195,379
Total Commercial Mortgage	$467,837	$248,335	$308,608	$928,262	$449,167	$1,765,483	$38,099	$—	$4,205,791
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$132,839	$241,475	$144,048	$195,961	$155,806	$362,777	$299,212	$152	$1,532,270
Special Mention	—	347	—	—	—	—	23,023	—	23,370
Classified	—	553	552	12,036	1,934	3,501	9,694	335	28,605
Total Commercial and Industrial	$132,839	$242,375	$144,600	$207,997	$157,740	$366,278	$331,929	$487	$1,584,245
Gross Charge-Offs	507	139	25	—	—	2,436	—	—	3,107
Construction
Pass	$20,115	$78,124	$10,035	$43,937	$13,162	$31,656	$8,703	$—	$205,732
Classified	—	—	—	2,852	—	—	—	—	2,852
Total Construction	20,115	78,124	10,035	46,789	13,162	31,656	8,703	—	208,584
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$16,603	$44,482	$6,453	$6,385	$5,741	$8,196	$—	$—	$87,860
Classified	—	—	372	22	49	—	—	—	443
Total Lease Financing	$16,603	$44,482	$6,825	$6,407	$5,790	$8,196	$—	$—	$88,303
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$637,394	$613,316	$470,068	$1,189,455	$625,859	$2,171,613	$378,731	$487	$6,086,923
Total Commercial Gross Charge-Offs	507	139	25	—	—	2,436	—	—	3,107
Consumer
Residential Mortgage
Pass	$529,441	$226,174	$233,534	$701,724	$1,120,135	$1,960,943	$—	$—	$4,771,951
Classified	—	—	—	859	—	2,692	—	—	3,551
Total Residential Mortgage	$529,441	$226,174	$233,534	$702,583	$1,120,135	$1,963,635	$—	$—	$4,775,502
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Home Equity
Pass	$—	$—	$—	$—	$—	$37	$2,022,071	$89,720	$2,111,828
Classified	—	—	—	—	—	—	2,796	185	2,981
Total Home Equity	$—	$—	$—	$—	$—	$37	$2,024,867	$89,905	$2,114,809
Gross Charge-Offs	—	—	—	—	—	—	178	245	423
Automobile
Pass	$202,257	$155,816	$127,551	$132,163	$49,457	$22,612	$—	$—	$689,856
Classified	34	104	214	79	48	41	—	—	520
Total Automobile	$202,291	$155,920	$127,765	$132,242	$49,505	$22,653	$—	$—	$690,376
Gross Charge-Offs	138	1,583	1,607	1,387	487	824	—	—	6,026
Other
Pass	$154,591	$98,567	$49,612	$55,186	$27,087	$27,433	$1,183	$—	$413,659
Classified	44	141	179	249	111	57	—	—	781
Total Other	$154,635	$98,708	$49,791	$55,435	$27,198	$27,490	$1,183	$—	$414,440
Gross Charge-Offs	1,155	2,169	1,809	2,217	1,188	927	—	—	9,465
Total Consumer	$886,367	$480,802	$411,090	$890,260	$1,196,838	$2,013,815	$2,026,050	$89,905	$7,995,127
Total Consumer Gross Charge-Offs	1,293	3,752	3,416	3,604	1,675	1,751	178	245	15,914
Total Loans and Leases	$1,523,761	$1,094,118	$881,158	$2,079,715	$1,822,697	$4,185,428	$2,404,781	$90,392	$14,082,050
Total Gross Charge-Offs	1,800	3,891	3,441	3,604	1,675	4,187	178	245	19,021

During the year ended December 31, 2025, $31.9 million of revolving loans were converted to term loans.

Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of June 30, 2026
Commercial
Commercial Mortgage	$—	$—	$—	$—	$—	$4,319,221	$4,319,221	$—
Commercial and Industrial	139	43	—	1,734	1,916	1,674,619	1,676,535	1,680
Construction	—	—	—	—	—	164,504	164,504	—
Lease Financing	704	—	—	—	704	84,634	85,338	—
Total Commercial	843	43	—	1,734	2,620	6,242,978	6,245,598	1,680
Consumer
Residential Mortgage	12,485	4,877	8,887	5,348	31,597	4,833,278	4,864,875	894
Home Equity	4,039	2,700	3,503	4,225	14,467	2,064,660	2,079,127	1,055
Automobile	14,715	1,804	763	—	17,282	657,617	674,899	—
Other	2,220	1,038	965	—	4,223	417,903	422,126	—
Total Consumer	33,459	10,419	14,118	9,573	67,569	7,973,458	8,041,027	1,949
Total	$34,302	$10,462	$14,118	$11,307	$70,189	$14,216,436	$14,286,625	$3,629

As of December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085	$4,203,706	$4,205,791	$—
Commercial and Industrial	96	110	—	1,940	2,146	1,582,099	1,584,245	1,933
Construction	—	—	—	—	—	208,584	208,584	—
Lease Financing	—	—	—	—	—	88,303	88,303	—
Total Commercial	96	110	—	4,025	4,231	6,082,692	6,086,923	1,933
Consumer
Residential Mortgage	5,146	2,492	8,834	5,382	21,854	4,753,648	4,775,502	1,081
Home Equity	3,622	2,305	2,152	4,469	12,548	2,102,261	2,114,809	1,526
Automobile	18,710	1,844	520	—	21,074	669,302	690,376	—
Other	2,467	1,135	753	—	4,355	410,085	414,440	—
Total Consumer	29,945	7,776	12,259	9,851	59,831	7,935,296	7,995,127	2,607
Total	$30,041	$7,886	$12,259	$13,876	$64,062	$14,017,988	$14,082,050	$4,540

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,085	$2,085
Commercial and Industrial	1,122	612	1,734	1,243	697	1,940
Total Commercial	1,122	612	1,734	1,243	2,782	4,025
Consumer
Residential Mortgage	4,923	425	5,348	4,946	436	5,382
Home Equity	4,225	—	4,225	4,469	—	4,469
Total Consumer	9,148	425	9,573	9,415	436	9,851
Total	$10,270	$1,037	$11,307	$10,658	$3,218	$13,876
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
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The following illustrates the most common loan modifications by loan classes offered by the Company:

Loan Classes	Modification Types
Commercial:	Term extension, interest rate reduction, other-than-insignificant payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or result in an other-than-insignificant payment delay during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity:	Term extension and rate adjustment. These modifications extend the term of the loan and provide for an adjustment to the interest rate, which reduces the monthly payment requirement.

Automobile/ Direct Installment:	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

Automobile/ Direct Installment:
Forbearance period and term extension greater than three months. These modifications require reduced or no payments during the forbearance period and extends the term of the loan, which reduces the monthly payment requirement.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Payment Delay[1]	Total	% of Total Class of Loans and Leases
Three Months Ended June 30, 2026
Commercial
Commercial and Industrial	$9	$—	$—	$—	$—	$9	0.00%
Total Commercial	9	—	—	—	—	9	0.00
Consumer
Automobile	2,238	5,020	—	—	—	7,258	1.08
Other	426	429	—	—	—	855	0.20
Total Consumer	2,664	5,449	—	—	—	8,113	0.10
Total Loans and Leases	$2,673	$5,449	$—	$—	$—	$8,122	0.06%

Three Months Ended June 30, 2025
Commercial
Commercial and Industrial	$83	$—	$—	$—	$—	$83	0.01%
Total Commercial	83	—	—	—	—	83	0.01
Consumer
Residential Mortgage	456	—	—	—	—	456	0.01
Automobile	3,680	—	—	—	—	3,680	0.51
Other	431	—	—	—	—	431	0.11
Total Consumer	4,567	—	—	—	—	4,567	0.06
Total Loans and Leases	$4,650	$—	$—	$—	$—	$4,650	0.03%

Six Months Ended June 30, 2026
Commercial
Commercial and Industrial	$29	$—	$—	$—	$—	$29	0.00%
Total Commercial	29	—	—	—	—	29	0.00
Consumer
Residential Mortgage	—	—	—	—	2,830	2,830	0.06
Home Equity	—	—	203	—	490	693	0.03
Automobile	4,849	5,020	—	—	—	9,869	1.46
Other	800	439	—	—	—	1,239	0.29
Total Consumer	5,649	5,459	203	—	3,320	14,631	0.18
Total Loans and Leases	$5,678	$5,459	$203	$—	$3,320	$14,660	0.10%

Six Months Ended June 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,159	$—	$2,159	0.05%
Commercial and Industrial	83	—	—	—	—	83	0.01
Total Commercial	83	—	—	2,159	—	2,242	0.04
Consumer
Residential Mortgage	456	—	71	—	—	527	0.01
Home Equity	—	—	201	—	—	201	0.01
Automobile	7,171	—	—	—	—	7,171	1.00
Other	1,053	—	—	—	—	1,053	0.26
Total Consumer	8,680	—	272	—	—	8,952	0.11
Total Loans and Leases	$8,763	$—	$272	$2,159	$—	$11,194	0.08%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2026
Commercial
Commercial and Industrial	60	$—	—%
Consumer
Automobile	9	2	—
Other	13	1	—

Three Months Ended June 30, 2025
Commercial
Commercial and Industrial	3	$—	—%
Consumer
Residential Mortgage	75	—	—
Automobile	22	—	—
Other	22	—	—

Six Months Ended June 30, 2026
Commercial
Commercial and Industrial	34	$—	—%
Consumer
Residential Mortgage	0	89	—
Home Equity	120	158	0.25
Automobile	13	1	—
Other	16	1	—

Six Months Ended June 30, 2025
Commercial
Commercial Mortgage	24	$—	—%
Commercial and Industrial	3	—	—
Consumer
Residential Mortgage	81	—	—
Home Equity	24	—	—
Automobile	22	—	—
Other	22	—	—
1Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Total
Three Months Ended June 30, 2026
Consumer
Automobile	$404	$23	$—	$427
Other	159	8	—	167
Total Consumer	563	31	—	594
Total Loans and Leases	$563	$31	$—	$594

Three Months Ended June 30, 2025
Consumer
Residential Mortgage	$—	$—	$71	$71
Automobile	430	—	—	430
Other	159	—	—	159
Total Consumer	589	—	71	660
Total Loans and Leases	$589	$—	$71	$660

Six Months Ended June 30, 2026
Consumer
Automobile	$439	$23	$—	$462
Other	198	8	—	206
Total Consumer	637	31	—	668
Total Loans and Leases	$637	$31	$—	$668

Six Months Ended June 30, 2025
Consumer
Residential Mortgage	$—	$—	$71	$71
Automobile	584	—	—	584
Other	187	—	—	187
Total Consumer	771	—	71	842
Total Loans and Leases	$771	$—	$71	$842
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of June 30, 2026 and 2025.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of June 30, 2026
Commercial
Commercial and Industrial	$1,603	$—	$—	$—	$—	$1,603
Construction	2,906	—	—	—	—	2,906
Total Commercial	4,509	—	—	—	—	4,509
Consumer
Residential Mortgage	493	—	—	1,589	1,241	3,323
Home Equity	203	—	—	490	—	693
Automobile	13,244	1,450	245	106	—	15,045
Other	1,907	88	112	36	—	2,143
Total Consumer	15,847	1,538	357	2,221	1,241	21,204
Total Loans and Leases	$20,356	$1,538	$357	$2,221	$1,241	$25,713

As of June 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,159	$2,159
Commercial and Industrial	142	9	—	—	—	151
Total Commercial	142	9	—	—	2,159	2,310
Consumer
Residential Mortgage	71	—	—	—	456	527
Home Equity	1,102	—	—	—	—	1,102
Automobile	10,850	1,714	167	179	—	12,910
Other	1,566	189	94	74	—	1,923
Total Consumer	13,589	1,903	261	253	456	16,462
Total Loans and Leases	$13,731	$1,912	$261	$253	$2,615	$18,772

Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $11.4 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively.
Note 4.  Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of both June 30, 2026 and December 31, 2025. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under mortgage banking in the Company’s unaudited consolidated statements of income.
The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.2 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. Servicing income is recorded in noninterest income under mortgage banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.

For the three and six months ended June 30, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$498	$628	$551	$647
Change in Fair Value	(54)	(9)	(107)	(28)
Balance at End of Period	$444	$619	$444	$619
For the three and six months ended June 30, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$16,538	$18,141	$16,904	$18,552
Servicing Rights that Resulted From Asset Transfers	92	92	188	179
Amortization	(448)	(490)	(910)	(988)
Balance at End of Period	$16,182	$17,743	$16,182	$17,743
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$22,891	$24,569	$23,380	$24,989
End of Period	$22,556	$24,218	$22,556	$24,218
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Weighted-Average Constant Prepayment Rate [1]	4.20%	4.15%
Weighted-Average Life (in years)	8.82	8.96
Weighted-Average Note Rate	3.77%	3.77%
Weighted-Average Discount Rate [2]	9.89%	9.58%
1Represents annualized loan prepayment rate assumption.
2Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2026 and December 31, 2025, is presented in the following table.

(dollars in thousands)	June 30, 2026	December 31, 2025
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(273)	$(286)
Decrease in fair value from 50 bps adverse change	(540)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(249)	(263)
Decrease in fair value from 50 bps adverse change	(493)	(521)
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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $205.9 million and $224.7 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other assets in the unaudited consolidated statements of condition.
Unfunded Commitments
As of June 30, 2026, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2026	$38,442
2027	16,555
2028	5,033
2029	7,561
2030	378
Thereafter	18,144
Total Unfunded Commitments	$86,113
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$181	$533	$361	$1,066
Amortization Expense in Provision for Income Taxes	239	557	477	1,114
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$11,157	$8,844	$22,315	$17,688
Amortization Expense in Provision for Income Taxes	9,156	7,491	18,311	14,982
There were no impairment losses related to LIHTC investments during the six months ended June 30, 2026 and 2025.

Note 6.  Securities Sold Under Agreements to Repurchase
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2026 and December 31, 2025, by collateral pledged. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2026
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2026 and December 31, 2025. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement and therefore are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10. Derivative Financial Instruments for more information on swap agreements.

				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Exposure
June 30, 2026
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$86,062	$—	$86,062	$6,736	$76,131	$3,195
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,736	—	6,736	6,736	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
December 31, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$85,047	$—	$85,047	$12,082	$71,580	$1,385
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	12,082	—	12,082	12,082	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
1The application of collateral cannot reduce the net exposure amount below zero. Accordingly, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged as excess collateral and excluded from the table was $34.2 million and $45.9 million as of June 30, 2026 and December 31, 2025, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $54.1 million as of both June 30, 2026 and December 31, 2025.

Note 7.  Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income for the three and six months ended June 30, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2026
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(535)	$(141)	$(394)
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,325	1,412	3,913
Net Unrealized Gains on Investment Securities	4,790	1,271	3,519
Defined Benefit Plans:
Amortization of Net Actuarial Losses	365	97	268
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	304	81	223
Other Comprehensive Income	$5,094	$1,352	$3,742
Three Months Ended June 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$19,927	$5,281	$14,646
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,884	1,560	4,324
Net Unrealized Gains on Investment Securities	25,811	6,841	18,970
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	317	84	233
Other Comprehensive Income	$26,128	$6,925	$19,203

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2026
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(9,958)	$(2,636)	$(7,322)
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	10,668	2,828	7,840
Net Unrealized Gains on Investment Securities	710	192	518
Defined Benefit Plans:
Amortization of Net Actuarial Losses	728	193	535
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	605	160	445
Other Comprehensive Income	$1,315	$352	$963
Six Months Ended June 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$47,920	$12,699	$35,221
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:

Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	11,578	3,069	8,509
Net Unrealized Gains on Investment Securities	59,498	15,768	43,730
Defined Benefit Plans:
Amortization of Net Actuarial Losses	755	200	555
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	632	167	465
Other Comprehensive Income	$60,130	$15,935	$44,195
The amortization of unrealized holding losses on HTM securities relates to the Company’s reclassification of AFS investment securities to the HTM category and is being amortized over the remaining life of the investment securities as an adjustment of yield.
The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2026 and 2025:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2026
Balance at Beginning of Period	$(117,161)	$(110,025)	$(20,031)	$(247,217)
Other Comprehensive Loss Before Reclassifications	(394)	—	—	(394)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3,913	223	4,136
Total Other Comprehensive Income	(394)	3,913	223	3,742
Balance at End of Period	$(117,555)	$(106,112)	$(19,808)	$(243,475)

Three Months Ended June 30, 2025
Balance at Beginning of Period	$(168,655)	$(126,578)	$(23,164)	$(318,397)
Other Comprehensive Income Before Reclassifications	14,646	—	—	14,646
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,324	233	4,557
Total Other Comprehensive Income	14,646	4,324	233	19,203
Balance at End of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)

Six Months Ended June 30, 2026
Balance at Beginning of Period	$(110,233)	$(113,952)	$(20,253)	$(244,438)
Other Comprehensive Loss Before Reclassifications	(7,322)	—	—	(7,322)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	7,840	445	8,285
Total Other Comprehensive Income	(7,322)	7,840	445	963
Balance at End of Period	$(117,555)	$(106,112)	$(19,808)	$(243,475)

Six Months Ended June 30, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	35,221	—	—	35,221
Amounts Reclassified from Accumulated Other Comprehensive Income	—	8,509	465	8,974
Total Other Comprehensive Income	35,221	8,509	465	44,195
Balance at End of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,325)	$(5,884)	Interest Income
Tax Effect	1,412	1,560	Provision for Income Tax
Net of Tax	(3,913)	(4,324)
Amortization of Defined Benefit Plan Items
Prior Service Credit	61	61	Other Noninterest Expense
Net Actuarial Losses	(365)	(378)	Other Noninterest Expense
	(304)	(317)	Total Before Tax
Tax Effect	81	84	Provision for Income Tax
Net of Tax	(223)	(233)

Total Reclassifications for the Period, Net of Tax	$(4,136)	$(4,557)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(10,668)	$(11,578)	Interest Income
Tax Effect	2,828	3,069	Provision for Income Tax
Net of Tax	(7,840)	(8,509)
Amortization of Defined Benefit Plan Items
Prior Service Credit	123	123	Other Noninterest Expense
Net Actuarial Losses	(728)	(755)	Other Noninterest Expense
	(605)	(632)	Total Before Tax
Tax Effect	160	167	Provision for Income Tax
Net of Tax	(445)	(465)

Total Reclassifications for the Period, Net of Tax	$(8,285)	$(8,974)
1Amounts in parentheses indicate reductions to net income.

Note 8.  Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Shareholders	$58,530	$42,368	$110,693	$81,084

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,513,447	39,622,998	39,540,239	39,588,916
Dilutive Effect of Equity Based Awards	221,335	272,095	299,098	299,378
Weighted Average Common Shares Outstanding - Diluted	39,734,782	39,895,093	39,839,337	39,888,294

Earnings Per Common Share:
Basic	$1.48	$1.07	$2.80	$2.05
Diluted	$1.47	$1.06	$2.78	$2.03

Antidilutive Restricted Stock Outstanding	47,473	49,572	52,528	31,992
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

Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 52 branch locations and 315 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.
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

Selected business segment financial information as of and for the three and six months ended June 30, 2026 and 2025, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2026
Net Interest Income (Expense)	$109,701	$62,548	$(18,645)	$153,604
Provision for (Recapture of) Credit Losses	3,403	(1)	198	3,600
Net Interest Income (Expense) After Provision for Credit Losses	106,298	62,549	(18,843)	150,004
Noninterest Income	36,149	3,963	3,187	43,299
Salaries and Benefits	22,377	4,567	35,698	62,642
Net Occupancy	7,530	396	2,942	10,868
Other Noninterest Expense	61,128	11,029	(34,481)	37,676
Noninterest Expense	91,035	15,992	4,159	111,186
Income (Loss) Before Provision for Income Taxes	51,412	50,520	(19,815)	82,117
Provision (Benefit) for Income Taxes	13,153	13,061	(7,896)	18,318
Net Income (Loss)	$38,259	$37,459	$(11,919)	$63,799
Total Assets as of June 30, 2026	$8,419,414	$6,282,009	$9,141,517	$23,842,940

Three Months Ended June 30, 2025
Net Interest Income (Expense)	$95,339	$53,949	$(19,605)	$129,683
Provision for (Recapture of) Credit Losses	2,619	(1)	632	3,250
Net Interest Income (Expense) After Provision for Credit Losses	92,720	53,950	(20,237)	126,433
Noninterest Income	33,981	6,164	4,650	44,795
Salaries and Benefits	21,032	4,937	35,339	61,308
Net Occupancy	7,142	402	2,955	10,499
Other Noninterest Expense	58,629	13,535	(33,188)	38,976
Noninterest Expense	86,803	18,874	5,106	110,783
Income (Loss) Before Provision for Income Taxes	39,898	41,240	(20,693)	60,445
Provision (Benefit) for Income Taxes	10,161	10,546	(7,899)	12,808
Net Income (Loss)	$29,737	$30,694	$(12,794)	$47,637
Total Assets as of June 30, 2025	$8,228,766	$6,139,748	$9,341,238	$23,709,752

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Six Months Ended June 30, 2026
Net Interest Income (Expense)	$216,000	$126,183	$(37,589)	$304,594
Provision for (Recapture of) Credit Losses	6,096	(1,618)	872	5,350
Net Interest Income (Expense) After Provision for Credit Losses	209,904	127,801	(38,461)	299,244
Noninterest Income	69,617	8,151	6,863	84,631
Salaries and Benefits	44,275	9,401	77,423	131,099
Net Occupancy	14,847	791	6,012	21,650
Other Noninterest Expense	126,167	22,569	(74,228)	74,508
Noninterest Expense	185,289	32,761	9,207	227,257
Income (Loss) Before Provision for Income Taxes	94,232	103,191	(40,805)	156,618
Provision (Benefit) for Income Taxes	24,073	26,666	(15,352)	35,387
Net Income (Loss)	$70,159	$76,525	$(25,453)	$121,231
Total Assets as of June 30, 2026	$8,419,414	$6,282,009	$9,141,517	$23,842,940

Six Months Ended June 30, 2025
Net Interest Income (Expense)	$190,963	$109,523	$(44,996)	$255,490
Provision for (Recapture of) Credit Losses	5,914	1,107	(521)	6,500
Net Interest Income (Expense) After Provision for Credit Losses	185,049	108,416	(44,475)	248,990
Noninterest Income	67,479	13,898	7,476	88,853
Salaries and Benefits	42,137	10,297	71,758	124,192
Net Occupancy	14,209	802	6,047	21,058
Other Noninterest Expense	116,831	27,417	(68,256)	75,992
Noninterest Expense	173,177	38,516	9,549	221,242
Income (Loss) Before Provision for Income Taxes	79,351	83,798	(46,548)	116,601
Provision (Benefit) for Income Taxes	20,162	21,415	(16,598)	24,979
Net Income (Loss)	$59,189	$62,383	$(29,950)	$91,622
Total Assets as of June 30, 2025	$8,228,766	$6,139,748	$9,341,238	$23,709,752

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

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2026, and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$1,400,000	$12,852	$1,500,000	$(8,909)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	968	16	1,975	45
Forward Commitments	5,540	(10)	5,250	(12)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,070,177	(79,388)	2,337,727	(73,056)
Pay Fixed/Receive Variable Swaps	2,070,177	79,326	2,337,727	72,965
Foreign Exchange Swaps	50,452	(834)	57,773	(188)
Conversion Rate Swap Agreements [2]	103,331	NA	105,941	NA
Makewhole Agreements [3]	34,808	NA	47,819	NA
1As of June 30, 2026 and December 31, 2025, the amounts presented in the table above exclude forward starting swaps with notional values of $200 million and $500 million, respectively, and fair values of $3.4 million and $1.5 million, respectively. The forward swaps outstanding at June 30, 2026 are scheduled to begin between August 2026 and September 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.
The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$92,737	$92,799	$97,037	$97,128
Designated as Hedging Instruments	16,253	—	2,494	9,872
	108,990	92,799	99,531	107,000
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	16	—	45	—
Forward Commitments	10	20	—	12
Foreign Exchange Swaps	24	858	5	193
Total Derivatives	$109,040	$93,677	$99,581	$107,205
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are recognized on the Company's unaudited consolidated statements of condition at fair value.

As part of the Company's ongoing interest rate swap portfolio management process, the Company terminated three interest rate swap agreements with a total notional value of $400.0 million during the six months ended June 30, 2026. These interest rate swap agreements were designated as fair value hedging instruments. Upon termination of the swaps, the Company discontinued fair value hedge accounting; however, the cumulative fair value hedge basis adjustments of $6.8 million related to the hedged layers were retained in the carrying amounts of the respective closed portfolios. As of June 30, 2026 and December 31, 2025, the Company had aggregate unamortized losses of $25.5 million and $20.4 million, respectively, related to terminated interest rate swap agreements. These amounts are being amortized to interest income over the remaining terms of the hedged assets using the effective interest method. The Company amortized fair value hedge basis adjustments related to previously terminated interest rate swaps to interest income of $0.9 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively.
The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Location of Net Gains (Losses) Recognized in the Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$2,490	$(1,828)	$6,336	$(7,490)
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(2,522)	1,823	(6,411)	7,497
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	561	(20)	673	(22)
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	4,596	(3,447)	10,508	(11,826)
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(4,630)	3,417	(10,565)	11,789
Net Cash Settlements	Interest and Fees on Loans and Leases	668	1,976	1,290	3,509
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	137	52	247	252
Forward Commitments	Mortgage Banking	(47)	31	21	(4)
Interest Rate Swap Agreements	Other Noninterest Income	50	9	30	(10)
Foreign Exchange Swaps	Interest Income on Investment Securities Available-for-Sale	(364)	—	(724)	—
Conversion Rate Swap Agreements	Investment Securities Gains (Losses), Net	(390)	15	(595)	(563)
Total		$549	$2,028	$810	$3,132
The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of June 30, 2026 and December 31, 2025:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Investment Securities, Available-for-Sale [1]	$493,220	$703,874	$(6,780)	$3,874
Loans and Leases [2]	1,090,383	1,303,411	(9,617)	3,411
1These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2026 and December 31, 2025, the fair value of the closed portfolios used in these hedging relationships was $1.2 billion and $1.3 billion, respectively.

2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.7 billion and $2.8 billion, respectively.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $79.3 million and $73.0 million as of June 30, 2026 and December 31, 2025, respectively.
Foreign Exchange Swaps
The Company enters into foreign exchange swap agreements to economically convert certain foreign-currency-denominated deposits into U.S. dollars for funding and liquidity management purposes. The foreign exchange swaps are free-standing derivatives which are carried at fair value with changes included in interest income in the Company’s consolidated statements of income.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into conversion rate swap agreements with the buyers that require payment to the buyers in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyers would be required to make payment to the Company. As of June 30, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.
Makewhole Agreements
In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreements described above but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2026 and December 31, 2025, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

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
Note 11.  Commitments and Contingencies
The Company’s credit commitments as of June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Unfunded Commitments to Extend Credit	$3,301,183	$3,183,221
Standby Letters of Credit	101,835	99,692
Commercial Letters of Credit	7,864	7,047
Total Credit Commitments	$3,410,882	$3,289,960
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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $81.6 million secured certain specifically identified standby letters of credit as of June 30, 2026. As of June 30, 2026, the standby and commercial letters of credit had remaining terms ranging from 1 to 18 months.
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
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represents the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of June 30, 2026, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$49,333	$87,560	$—	$136,893
Debt Securities Issued by States and Political Subdivisions	—	65,755	—	65,755
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	585	—	585
Debt Securities Issued by Corporations	—	701,523	—	701,523
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	—	1,489,800	—	1,489,800
Commercial - Government Agencies or Sponsored Enterprises	—	344,891	—	344,891
Commercial - Non Agency	—	60,587	—	60,587
Total Collateralized Mortgage Obligations	—	1,895,278	—	1,895,278
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	818,481	—	818,481
Total Investment Securities Available-for-Sale	49,333	3,569,182	—	3,618,515
Loans Held for Sale	—	5,089	—	5,089
Mortgage Servicing Rights	—	—	444	444
Deferred Compensation Plan Assets	12,781	—	—	12,781
Derivatives [1]	—	109,024	16	109,040
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2026	$62,114	$3,683,295	$460	$3,745,869
Liabilities:
Derivatives [1]	$—	$93,677	$—	$93,677
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2026	$—	$93,677	$—	$93,677
December 31, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$119,223	$99,115	$—	$218,338
Debt Securities Issued by States and Political Subdivisions	—	66,312	—	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	781	—	781
Debt Securities Issued by Corporations	—	735,643	—	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	—	1,488,382	—	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	—	329,836	—	329,836
Commercial - Non Agency	—	60,645	—	60,645
Total Collateralized Mortgage Obligations	—	1,878,863	—	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	610,715	—	610,715
Total Investment Securities Available-for-Sale	119,223	3,391,429	—	3,510,652
Loans Held for Sale	—	4,369	—	4,369
Mortgage Servicing Rights	—	—	551	551
Deferred Compensation Plan Assets	15,959	—	—	15,959
Derivatives [1]	—	99,536	45	99,581
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2025	$135,182	$3,495,334	$596	$3,631,112
Liabilities:
Derivatives [1]	$—	$107,205	$—	$107,205
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025	$—	$107,205	$—	$107,205
1The fair value of each class of derivatives is shown in Note 10. Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of June 30, 2026 and December 31, 2025, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three and six months ended June 30, 2026 and 2025.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2026
Loans Held for Sale	$5,089	$5,029	$60
December 31, 2025
Loans Held for Sale	$4,369	$4,313	$56
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and six months ended June 30, 2026 and 2025, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,070,908	$3,452,980	$115,285	$3,337,695	$—
Loans	13,991,083	13,597,291	—	—	13,597,291
Financial Instruments - Liabilities
Time Deposits	2,536,688	2,525,714	—	2,525,714	—
Securities Sold Under Agreements to Repurchase	50,000	50,716	—	50,716	—
Other Debt [1]	500,000	500,463	—	500,463	—
December 31, 2025
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,245,681	$3,651,966	$115,747	$3,536,219	$—
Loans	13,784,829	13,423,382	—	—	13,423,382
Financial Instruments – Liabilities
Time Deposits	2,781,082	2,774,104	—	2,774,104	—
Securities Sold Under Agreements to Repurchase	50,000	51,407	—	51,407	—
Other Debt [1]	550,000	555,622	—	555,622	—
1Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the second quarter of 2026, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2025 fiscal year, as well as the year-to-year comparison between fiscal years 2025 and 2024, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
Hawai‘i Economy
Hawai‘i’s near-term economic outlook has weakened due to the Iran war's impact on oil prices, which is expected to raise inflation, increase travel costs, and slow growth in key visitor source markets. Jet fuel prices have roughly doubled recently, resulting in significant transpacific airfare increases and prompting some airline capacity reductions. Japanese travel demand remains constrained by the historically weak yen. Despite these challenges, total visitor arrivals are projected to increase modestly in 2026, although growth is expected to slow in 2027. Hawai‘i’s labor market remains stable but stagnant. Statewide payroll growth was flat through the second quarter of 2026 and there was a slight contraction in the labor force. Construction continues to be a bright spot, supported by federal projects, Maui wildfire rebuilding efforts, and development of the New Aloha Stadium Entertainment District. The real estate market remains soft, with slow resale activity and declining condominium prices.

For the first six months of 2026, the median price of single-family home sales on Oahu increased by 2.6% while the median price of condominiums increased by 1.5% compared to the same period in 2025. The volume of single-family homes sales on Oahu increased 3.9% and condominium sales decreased 2.3% compared to the same period in 2025. Inventory of single-family homes and condominiums on Oahu was 3.2 months and 7.0 months, respectively, for the second quarter of 2026.
Earnings Summary
Net income for the second quarter of 2026 was $63.8 million, an increase of $16.2 million, or 33.9%, compared to the same period in 2025. Diluted earnings per common share was $1.47 for the second quarter of 2026, an increase of $0.41, or 38.7%, compared to the same period in 2025.
•The return on average common equity for the second quarter of 2026 was 15.47% compared with 12.50% in the same period last year.
•Net interest income for the second quarter of 2026 was $153.6 million, an increase of 18.4% compared to the same period last year.
•Net interest margin was 2.78% in the second quarter of 2026, an increase of 39 basis points from the same period last year.
•The provision for credit losses for the second quarter of 2026 and 2025 was $3.6 million and $3.3 million, respectively.
•Noninterest income was $43.3 million in the second quarter of 2026, a decrease of 3.3% compared to the same period last year.
•Noninterest expense was $111.2 million in the second quarter of 2026 and remained flat compared to the same period last year.
•The effective tax rate for the second quarter of 2026 was 22.3% compared with 21.2% for the same period last year.
•Total assets were $23.8 billion as of June 30, 2026, a decrease of 1.4% from December 31, 2025.
•Total loans and leases were $14.3 billion as of June 30, 2026, an increase of 1.5% from December 31, 2025.
•The allowance for credit losses on loans and leases was $147.0 million as of June 30, 2026, an increase of $0.2 million from December 31, 2025. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.03% at the end of the quarter, down 1 basis point from December 31, 2025.
•Net loan and lease charge-offs during the second quarter of 2026 were $3.4 million, comprised of charge-offs of $4.7 million partially offset by recoveries of $1.3 million. Compared to the same quarter of 2025, net loan and lease charge-offs increased by $0.8 million. Net loan and lease charge-offs to average loans and leases outstanding during the second quarter of 2026 was 0.10% compared to 0.07% in the same period last year.
•Total non-performing assets (“NPAs”) were $11.5 million as of June 30, 2026, down $2.7 million from December 31, 2025. NPAs were 8 basis points of total loans and leases and foreclosed real estate at the end of the quarter, down 2 basis points from December 31, 2025.
•The investment securities portfolio was $7.7 billion as of June 30, 2026, a decrease of 0.9% from December 31, 2025. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•Total deposits were $20.9 billion as of June 30, 2026 and $21.2 billion as of December 31, 2025.
•Total shareholders’ equity was $1.9 billion as of June 30, 2026 and December 31, 2025.
•During the three months ended June 30, 2026, we repurchased 215,995 shares of common stock at an average cost per share of $78.60 and a total cost of $17.0 million under the share repurchase program. Total remaining buyback authority under the share repurchase program was $88.9 million at June 30, 2026.
•We maintained a quarterly dividend of $0.70 per common share during the three months ended June 30, 2026 and 2025.

Analysis of Unaudited Statements of Income
Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹											Table 1
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$196.2	$1.7	3.48%	$353.7	3.8	4.27%	$283.8	$5.1	3.54%	$426.4	$9.3	4.33%
Investment Securities
Available-for-Sale
Taxable	3,669.5	36.1	3.93	2,987.2	26.7	3.58	3,634.0	70.3	3.88	2,889.3	50.8	3.53
Non-Taxable	31.7	0.4	5.08	27.4	0.4	5.85	31.9	0.8	5.08	24.3	0.7	5.77
Held-to-Maturity
Taxable	4,091.6	17.9	1.75	4,462.1	19.7	1.77	4,133.2	36.3	1.76	4,505.1	39.8	1.77
Non-Taxable	33.4	0.2	2.10	34.0	0.2	2.10	33.5	0.4	2.10	34.1	0.4	2.10
Total Investment Securities	7,826.2	54.6	2.79	7,510.7	47.0	2.50	7,832.6	107.8	2.76	7,452.8	91.7	2.47
Loans Held for Sale	2.7	0.0	6.20	2.2	0.0	5.66	3.1	0.1	5.65	2.2	0.1	5.87
Loans and Leases [3]
Commercial Mortgage	4,314.9	55.7	5.17	4,025.2	53.7	5.35	4,268.0	109.7	5.18	4,020.3	106.2	5.33
Commercial and Industrial	1,624.6	19.5	4.83	1,668.1	21.1	5.07	1,604.1	38.2	4.81	1,685.8	42.3	5.06
Construction	209.7	3.3	6.30	366.2	6.7	7.30	212.7	6.7	6.38	352.4	12.7	7.26
Commercial Lease Financing	84.6	0.9	4.26	93.4	1.0	4.07	85.7	1.8	4.27	92.3	1.8	3.95
Residential Mortgage	4,812.6	48.9	4.06	4,626.5	45.6	3.95	4,797.3	96.8	4.03	4,621.6	90.5	3.91
Home Equity	2,085.3	24.1	4.63	2,141.5	23.3	4.37	2,094.2	47.7	4.59	2,147.9	45.8	4.30
Automobile	677.4	9.5	5.65	730.1	9.4	5.19	681.0	18.9	5.61	741.3	18.8	5.10
Other	409.9	7.9	7.74	398.0	7.5	7.53	408.8	15.7	7.75	394.0	14.6	7.47
Total Loans and Leases	14,219.0	169.8	4.79	14,049.0	168.3	4.80	14,151.8	335.5	4.77	14,055.6	332.7	4.76
Other	82.8	1.4	6.34	65.2	1.1	6.72	82.5	2.6	6.33	65.2	2.1	6.70
Total Earning Assets	22,326.9	227.5	4.08	21,980.8	220.2	4.01	22,353.8	451.1	4.05	22,002.2	435.9	3.98
Non-Earning Assets	1,534.9			1,616.2			1,534.6			1,615.2
Total Assets	$23,861.8			$23,597.0			$23,888.4			$23,617.4
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,781.7	$7.4	0.78%	$3,705.5	$7.6	0.82%	$3,810.2	$14.0	0.74%	$3,739.2	$14.7	0.79%
Savings	8,750.0	39.9	1.83	8,578.6	48.1	2.25	8,709.4	78.6	1.82	8,561.7	95.2	2.24
Time	2,707.6	18.5	2.75	3,050.0	26.8	3.52	2,730.5	38.1	2.82	3,043.7	54.3	3.60
Total Interest-Bearing Deposits	15,239.3	65.8	1.73	15,334.1	82.5	2.16	15,250.1	130.7	1.73	15,344.6	164.2	2.16
Securities Sold Under Agreements to Repurchase	50.0	0.5	3.88	50.0	0.5	3.88	50.0	1.0	3.89	63.3	1.2	3.88
Other Debt	593.3	6.2	4.20	558.3	5.9	4.23	577.2	12.0	4.21	568.2	11.9	4.23
Total Interest-Bearing Liabilities	15,882.6	72.5	1.83	15,942.4	88.9	2.24	15,877.3	143.7	1.83	15,976.1	177.3	2.24
Net Interest Income		$155.0			$131.3			$307.4			$258.6
Interest Rate Spread			2.25			1.77			2.22			1.74
Net Interest Margin			2.78			2.39			2.76			2.36
Noninterest-Bearing Demand Deposits	5,587.6			5,365.6			5,620.8			5,340.1
Other Liabilities	529.1			584.6			525.5			611.1
Shareholders' Equity	1,862.5			1,704.4			1,864.8			1,690.1
Total Liabilities and Shareholders' Equity	$23,861.8			$23,597.0			$23,888.4			$23,617.4
1Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.4 million and $2.8 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2025, respectively.
3Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis						Table 2
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to June 30, 2025			Compared to June 30, 2025
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$(1.5)	$(0.6)	$(2.1)	$(2.7)	$(1.5)	$(4.2)
Investment Securities
Available-for-Sale
Taxable	6.5	2.9	9.4	14.1	5.4	19.5
Non-Taxable	0.1	(0.1)	0.0	0.2	(0.1)	0.1
Held-to-Maturity
Taxable	(1.6)	(0.2)	(1.8)	(3.3)	(0.2)	(3.5)
Non-Taxable	0.0	—	0.0	0.0	—	0.0
Total Investment Securities	5.0	2.6	7.6	11.0	5.1	16.1
Loans Held for Sale	0.0	0.0	0.0	0.0	0.0	0.0
Loans and Leases
Commercial Mortgage	3.7	(1.8)	1.9	6.4	(3.0)	3.4
Commercial and Industrial	(0.5)	(1.0)	(1.5)	(2.0)	(2.1)	(4.1)
Construction	(2.6)	(0.8)	(3.4)	(4.6)	(1.4)	(6.0)
Commercial Lease Financing	0.0	0.0	0.0	0.0	0.0	0.0
Residential Mortgage	1.9	1.4	3.3	3.5	2.8	6.3
Home Equity	(0.6)	1.4	0.8	(1.2)	3.1	1.9
Automobile	(0.7)	0.8	0.1	(1.6)	1.8	0.2
Other	0.2	0.2	0.4	0.6	0.5	1.1
Total Loans and Leases	1.4	0.2	1.6	1.1	1.7	2.8
Other	0.5	(0.3)	0.2	0.6	(0.1)	0.5
Total Change in Interest Income	5.4	1.9	7.3	10.0	5.2	15.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	(0.4)	(0.2)	0.3	(1.0)	(0.7)
Savings	0.9	(9.2)	(8.3)	1.6	(18.2)	(16.6)
Time	(2.8)	(5.4)	(8.2)	(5.2)	(10.9)	(16.1)
Total Interest-Bearing Deposits	(1.7)	(15.0)	(16.7)	(3.3)	(30.1)	(33.4)
Securities Sold Under Agreements to Repurchase	—	—	—	(0.3)	0.0	(0.3)
Other Debt	0.4	(0.1)	0.3	0.2	(0.1)	0.1
Total Change in Interest Expense	(1.3)	(15.1)	(16.4)	(3.4)	(30.2)	(33.6)

Change in Net Interest Income	$6.7	$17.0	$23.7	$13.4	$35.4	$48.8
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
The average balance of our earning assets for the three and six months ended June 30, 2026 increased by $346.1 million or 2% and $351.6 million or 2%, respectively, compared to the same periods in 2025. These increases were primarily due to an increase in the average balance of available-for-sale investment securities. As compared to the same periods last year, yields on our investment securities portfolio increased by 29 basis points during both the three and six months ended June 30, 2026 primarily due to the amortization of lower yielding investments being reinvested into new investments at higher current interest rates, as well as the impact of the repositioning of a portion of our AFS securities portfolio in the fourth quarter of 2025, which resulted in a higher-yielding securities mix. As compared to the same period last year, yields on our loan and lease portfolio decreased by 1 basis point during the three months ended June 30, 2026, primarily due to a decrease in rates resulting in the repricing of certain variable‑rate loans. Yields on our loan and lease portfolio increased by 1 basis point during the six months ended June 30, 2026, primarily due to the continued amortization of lower‑yielding loans along with the origination of new loans at higher prevailing interest rates, partially offset by a decrease in rates resulting in the repricing of certain variable‑rate loans following Federal Reserve rate cuts.

The average balance of our interest-bearing deposits for the three and six months ended June 30, 2026 decreased by $94.8 million or 1% and $94.5 million or 1%, respectively, compared to the same periods in 2025. As compared to the same periods last year, the cost of our interest-bearing deposits decreased by 43 basis points during both the three and six months ended June 30, 2026 primarily due to a decrease in the prevailing interest rate environment.
Noninterest Income
Table 3 presents the components of noninterest income.

Noninterest Income								Table 3
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Trust and Asset Management	$13,712	$12,097	$1,615	13.4%	$26,157	$23,838	$2,319	9.7%
Fees, Exchange, and Other Service Charges	11,127	14,383	(3,256)	(22.6)	22,055	28,820	(6,765)	(23.5)
Service Charges on Deposit Accounts	8,353	8,119	234	2.9	16,793	16,378	415	2.5
Bank-Owned Life Insurance	3,923	3,714	209	5.6	8,070	7,325	745	10.2
Annuity and Insurance	2,017	1,437	580	40.4	3,486	2,992	494	16.5
Mortgage Banking	839	849	(10)	(1.2)	1,715	1,837	(122)	(6.6)
Investment Securities Losses, Net	(1,287)	(1,126)	(161)	(14.3)	(2,559)	(2,733)	174	6.4
Other Income	4,615	5,322	(707)	(13.3)	8,914	10,396	(1,482)	(14.3)
Total Noninterest Income	$43,299	$44,795	$(1,496)	(3.3)%	$84,631	$88,853	$(4,222)	(4.8)%
Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $14.3 billion and $12.6 billion as of June 30, 2026 and June 30, 2025, respectively. Trust and Asset Management income increased by $1.6 million or 13% in the second quarter of 2026 and by $2.3 million or 10% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to higher agency and trust-related fees.
Fees, exchange, and other service charges decreased by $3.3 million or 23% in the second quarter of 2026 and by $6.8 million or 23% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to lower merchant income following the sale of our merchant services portfolio in the fourth quarter of 2025.
Annuity and insurance income increased by $0.6 million or 40% in the second quarter of 2026 and by $0.5 million or 17% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to higher production resulting from expanded product offerings and improved referral activity during 2026.
Other income decreased by $0.7 million or 13% in the second quarter of 2026 and by $1.5 million or 14% for the six months ended June 30, 2026 compared to the same periods last year. These decreases were primarily due to a gain on sale of other real estate owned (“OREO”) property and the recovery of a previously charged-off bank-owned life insurance policy during the quarter ended June 30, 2025.

Noninterest Expense
Table 4 presents the components of noninterest expense.

Noninterest Expense								Table 4
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Salaries	$40,455	$39,644	$811	2.0%	$79,445	$77,886	$1,559	2.0%
Incentive Compensation	5,721	5,067	654	12.9	11,804	10,640	1,164	10.9
Medical, Dental, and Life Insurance	4,843	3,610	1,233	34.2	9,065	8,147	918	11.3
Retirement and Other Benefits	4,355	3,894	461	11.8	8,952	8,955	(3)	—
Payroll Taxes	3,070	2,998	72	2.4	8,391	7,764	627	8.1
Share-Based Compensation	2,497	3,668	(1,171)	(31.9)	9,779	7,169	2,610	36.4
Commission Expense	1,714	1,053	661	62.8	2,927	2,176	751	34.5
Separation Expense	(13)	1,374	(1,387)	(100.9)	736	1,455	(719)	(49.4)
Total Salaries and Benefits	62,642	61,308	1,334	2.2	131,099	124,192	6,907	5.6
Net Occupancy	10,868	10,499	369	3.5	21,650	21,058	592	2.8
Net Equipment	10,604	9,977	627	6.3	21,215	20,169	1,046	5.2
Data Processing	5,463	5,456	7	0.1	11,044	10,723	321	3.0
Professional Fees	5,276	4,263	1,013	23.8	9,502	8,527	975	11.4
FDIC Insurance	2,978	3,640	(662)	(18.2)	5,697	5,282	415	7.9
Other Expense:
Delivery and Postage Services	1,856	1,665	191	11.5	3,573	3,345	228	6.8
Advertising	1,694	1,876	(182)	(9.7)	4,375	4,039	336	8.3
Mileage Program Travel	1,000	1,044	(44)	(4.2)	2,050	2,105	(55)	(2.6)
Operational Losses	868	1,375	(507)	(36.9)	1,702	2,605	(903)	(34.7)
Business Development and Travel	826	670	156	23.3	1,195	1,050	145	13.8
Other	7,111	9,010	(1,899)	(21.1)	14,155	18,147	(3,992)	(22.0)
Total Other Expense	13,355	15,640	(2,285)	(14.6)	27,050	31,291	(4,241)	(13.6)
Total Noninterest Expense	$111,186	$110,783	$403	0.4%	$227,257	$221,242	$6,015	2.7%
Total salaries and benefits expense increased by $1.3 million or 2% in the second quarter of 2026, primarily due to an increase in medical, dental, and life insurance expense, base salaries, and commission expense. Total salaries and benefits expense increased by $6.9 million or 6% for the six months ended June 30, 2026 compared to the same period last year, primarily due to an increase in share-based compensation related to the accelerated vesting in the first quarter of 2026 of restricted stock awards pursuant to the retirement provisions of performance-based restricted stock awards granted in 2024 and 2025. Base salaries increased by $1.6 million or 2% primarily due to annual merit increases, while incentive compensation increased by $1.2 million or 11% during the six months ended June 30, 2026 compared to the same period last year.
Net equipment expense increased by $0.6 million or 6% in the second quarter of 2026 and by $1.0 million or 5% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to higher software license fees and maintenance.
Professional fees increased by $1.0 million or 24% in the second quarter of 2026 and by $1.0 million or 11% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to an increase in consulting costs incurred.
FDIC insurance expense decreased by $0.7 million or 18.2% in the second quarter of 2026 compared to the same period last year, primarily due to a lower FDIC assessment rate. FDIC insurance expense increased by $0.4 million or 8% for the six months ended June 30, 2026 compared to the same period last year, primarily due to a partial recovery of the FDIC special assessment in 2025, partially offset by the lower FDIC assessment rate, discussed above.
Total other expense decreased by $2.3 million or 14.6% in the second quarter of 2026 and by $4.2 million or 14% for the six months ended June 30, 2026 compared to the same periods last year, primarily due to lower merchant transaction and card processing fees following the sale of our merchant services portfolio in the fourth quarter of 2025, as well as a decrease in operational losses due to fewer dispute charge-offs.

Provision for Income Taxes
Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for Income Taxes	$18,318	$12,808	$35,387	$24,979
Effective Tax Rates	22.31%	21.19%	22.59%	21.42%
The provision for income taxes was $18.3 million in the second quarter of 2026, an increase of $5.5 million compared to the same period last year. The effective tax rate for the second quarter of 2026 was 22.3%, an increase from 21.2% for the same period last year. The higher effective tax rate for the second quarter of 2026 compared to the same period last year was primarily due to an increase in nondeductible compensation and a decrease in tax benefits from discrete items.

The provision for income taxes was $35.4 million in the six months ended June 30, 2026, an increase of $10.4 million compared to the same period last year. The effective tax rate for the six months ended June 30, 2026 was 22.6%, an increase from 21.4% for the same period last year. The higher effective tax rate for the six months ended June 30, 2026 compared to the same period last year was primarily due to an increase in nondeductible compensation, a decrease in tax benefits from discrete items, and a decrease in tax exempt income.

Analysis of Unaudited Statements of Condition
Cash and Cash Equivalents
Cash and cash equivalents were $452.8 million as of June 30, 2026, a decrease of $493.7 million or 52.2% from the prior year. The decrease was primarily due to a net decrease in deposits and loan growth during the period.
Investment Securities
The carrying value of our investment securities portfolio was $7.7 billion and $7.8 billion as of June 30, 2026 and December 31, 2025, respectively. The decrease was primarily due to portfolio runoff, including maturities and paydowns, partially offset by the purchase of $445.4 million in available-for-sale investment securities during the six months ended June 30, 2026.
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
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac represent the largest concentration in our portfolio. As of June 30, 2026, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided.
Net unrealized losses in our AFS and HTM investment securities were $784.7 million as of June 30, 2026 and $739.8 million as of December 31, 2025. In addition, we transferred AFS investment securities to the HTM category in 2022. At the time of transfer, these securities had a fair value of $1.3 billion. The unrealized losses at the time of transfer remain in accumulated other comprehensive income and are amortized over the estimated remaining life of the securities through an adjustment to the effective yield of the HTM portfolio. The unamortized balance of these losses was $144.4 million and $155.0 million as of June 30, 2026 and December 31, 2025, respectively. See Note 7 Accumulated Other Comprehensive Income to the unaudited Consolidated Financial Statements for more information.

Loans and Leases
Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,319,221	$4,205,791	$113,430	2.7%
Commercial and Industrial	1,676,535	1,584,245	92,290	5.8
Construction	164,504	208,584	(44,080)	(21.1)
Lease Financing	85,338	88,303	(2,965)	(3.4)
Total Commercial	6,245,598	6,086,923	158,675	2.6
Consumer
Residential Mortgage	4,864,875	4,775,502	89,373	1.9
Home Equity	2,079,127	2,114,809	(35,682)	(1.7)
Automobile	674,899	690,376	(15,477)	(2.2)
Other	422,126	414,440	7,686	1.9
Total Consumer	8,041,027	7,995,127	45,900	0.6
Total Loans and Leases	$14,286,625	$14,082,050	$204,575	1.5%

Total loans and leases as of June 30, 2026 increased by $204.6 million or 1.5% from December 31, 2025, due to growth in both our commercial and consumer loans.
Commercial loans and leases as of June 30, 2026 increased by $158.7 million or 2.6% from December 31, 2025. The increase was primarily due to growth in our commercial mortgage and commercial and industrial portfolios, which increased by $113.4 million or 2.7% and $92.3 million or 5.8%, respectively. This increase was partially offset by a decrease in our construction portfolio, which decreased by $44.1 million or 21.1%, primarily due to the completion of several construction projects during the second quarter. Consumer loans and leases as of June 30, 2026 increased by $45.9 million or 0.6% from December 31, 2025, primarily due to growth in our residential mortgage portfolio, which increased by $89.4 million or 1.9%, largely attributable to condominium project lending. This was partially offset by paydowns in our home equity and automobile loans portfolios.

Table 7 presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 7
	June 30, 2026			December 31, 2025
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$1,183,643	27%	—%	$1,203,151	29%	—%
Industrial	824,694	19	39	776,260	18	38
Retail	755,910	18	3	696,492	17	3
Lodging	624,846	15	—	649,196	15	—
Office	315,887	7	22	336,144	8	22
Other [1]	614,241	14	20	544,548	13	23
Total Commercial Mortgage	$4,319,221	100%	12%	$4,205,791	100%	12%
1.Amount includes unamortized loan origination fees.

Table 8 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 8
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2026
Commercial
Commercial Mortgage	$3,942,647	$206,704	$169,454	$416	$4,319,221
Commercial and Industrial	1,456,051	136,227	61,183	23,074	1,676,535
Construction	164,504	—	—	—	164,504
Lease Financing	84,052	—	1,286	—	85,338
Total Commercial	5,647,254	342,931	231,923	23,490	6,245,598
Consumer
Residential Mortgage	4,788,255	5,347	71,093	180	4,864,875
Home Equity	2,032,400	35	46,692	—	2,079,127
Automobile	538,099	—	110,166	26,634	674,899
Other	364,587	—	49,134	8,405	422,126
Total Consumer	7,723,341	5,382	277,085	35,219	8,041,027
Total Loans and Leases	$13,370,595	$348,313	$509,008	$58,709	$14,286,625
Percentage of Total Loans and Leases	94%	2%	4%	0%	100%

December 31, 2025
Commercial
Commercial Mortgage	$3,788,244	$244,812	$172,315	$420	$4,205,791
Commercial and Industrial	1,370,467	135,563	63,498	14,717	1,584,245
Construction	208,584	—	—	—	208,584
Lease Financing	88,027	—	276	—	88,303
Total Commercial	5,455,322	380,375	236,089	15,137	6,086,923
Consumer
Residential Mortgage	4,699,089	5,388	70,767	258	4,775,502
Home Equity	2,070,246	37	44,526	—	2,114,809
Automobile	548,585	—	112,084	29,707	690,376
Other	358,190	—	54,030	2,220	414,440
Total Consumer	7,676,110	5,425	281,407	32,185	7,995,127
Total Loans and Leases	$13,131,432	$385,800	$517,496	$47,322	$14,082,050
Percentage of Total Loans and Leases	93%	3%	4%	0%	100%
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

Other Assets
Table 9 presents the major components of other assets.

Other Assets				Table 9
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar Change	Percent Change
Low-Income Housing Investments	$205,926	$224,714	$(18,788)	(8.4)%
Deferred Tax Assets and Tax Receivable	138,094	138,350	(256)	(0.2)
Derivative Financial Instruments	109,040	99,581	9,459	9.5
Federal Home Loan Bank of Des Moines Stock	32,500	34,750	(2,250)	(6.5)
Federal Reserve Bank Stock	31,120	30,770	350	1.1
Prepaid Expenses	24,742	24,156	586	2.4
Accounts Receivable	14,350	15,569	(1,219)	(7.8)
Deferred Compensation Plan Assets	12,781	15,959	(3,178)	(19.9)
Foreclosed Real Estate	171	295	(124)	(42.0)
Other	51,620	47,877	3,743	7.8
Total Other Assets	$620,344	$632,021	$(11,677)	(1.8)%
Low-income housing investments decreased by $18.8 million or 8% due to the amortization of existing investments. Derivative financial instruments increased by $9.5 million or 10%, primarily due to increasing fair values of our interest rate swaps impacted by prevailing interest rates. Deferred compensation plan assets decreased by $3.2 million or 20%, primarily due to distributions from the executive deferred compensation plan during the six months ended June 30, 2026.
Deposits
Table 10 presents the composition of our deposits by major customer categories.

Deposits				Table 10
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar Change	Percent Change
Consumer	$10,454,082	$10,466,617	$(12,535)	(0.1)%
Commercial	8,167,262	8,597,265	(430,003)	(5.0)
Public and Other	2,271,431	2,124,613	146,818	6.9
Total Deposits	$20,892,775	$21,188,495	$(295,720)	(1.4)%
Total deposits were $20.9 billion as of June 30, 2026, a decrease of $295.7 million or 1.4% from December 31, 2025. Consumer deposits decreased by $12.5 million due to decreases of $90.6 million in time deposits and $53.6 million in interest-bearing demand deposits, partially offset by increases of $101.8 million in savings deposits and $29.9 million in noninterest-bearing deposits. Commercial deposits decreased by $430.0 million due to decreases of $220.0 million in savings deposits, $203.6 million in noninterest-bearing deposits, and $12.0 million in time deposits, partially offset by an increase of $5.6 million in interest-bearing demand deposits. Public and other deposits increased by $146.8 million due to increases of $212.7 million in interest-bearing demand deposits and $82.3 million in savings deposits, partially offset by a decrease of $148.2 million in time deposits and noninterest-bearing deposits.
Table 11 presents the composition of our savings deposits.

Savings Deposits				Table 11
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar Change	Percent Change
Regular Savings	$5,589,021	5,383,975	205,046	3.8%
Money Market	3,116,081	3,357,115	(241,034)	(7.2)
Total Savings Deposits	$8,705,102	$8,741,090	$(35,988)	(0.4)%
The increase in Regular Savings was primarily due to increases in consumer deposits of $112.6 million, commercial deposits of $10.2 million, and public deposits of $82.3 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $230.2 million and consumer deposits of $10.8 million.

Table 12 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 12
(dollars in thousands)	June 30, 2026	December 31, 2025	Change
Remaining maturity:
Three months or less	$523,378	$613,444	$(90,066)
After three through six months	361,550	396,599	(35,049)
After six through twelve months	298,594	320,938	(22,344)
After twelve months	19,330	86,151	(66,821)
Total	$1,202,852	$1,417,132	$(214,280)
Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 3.38 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company. See Note 6 Securities Sold Under Agreements to Repurchase to the unaudited Consolidated Financial Statements for more information.
Other Debt
Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar Change
Federal Home Loan Bank of Des Moines Advances	$500,000	$550,000	$(50,000)
Finance Lease Obligations	8,124	8,176	(52)
Total	$508,124	$558,176	$(50,052)
Analysis of Business Segments
Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.
Table 14 summarizes net income (loss) from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income								Table 14
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Consumer Banking	$38,259	$29,737	$8,522	28.7%	$70,159	$59,189	$10,970	18.5%
Commercial Banking	37,459	30,694	6,765	22.0	76,525	62,383	14,142	22.7
Total	75,718	60,431	15,287	25.3	146,684	121,572	25,112	20.7
Treasury and Other	(11,919)	(12,794)	875	6.8	(25,453)	(29,950)	4,497	15.0
Consolidated Total	$63,799	$47,637	$16,162	33.9%	$121,231	$91,622	$29,609	32.3%

Consumer Banking
Net income increased by $8.5 million or 29% in the second quarter of 2026 compared to the same period last year, primarily due to increases in net interest income and in noninterest income, partially offset by increases in noninterest expense and in the provision for credit losses. Net interest income increased by $14.4 million or 15%, primarily due to higher deposit spreads on higher deposit balances. Noninterest income increased by $2.2 million or 6%, primarily due to higher trust and asset management fees and higher annuity and insurance fees. Noninterest expense increased by $4.2 million or 5%, primarily due to higher allocated administrative and support unit costs and higher salaries & benefits expense. The provision for credit losses increased by $0.8 million or 30%, primarily due to higher net charge-offs in the auto loan, installment loan, and home equity portfolios.

Net income increased by $11.0 million or 19% in the first six months of 2026 compared to the same period last year, primarily due to increases in net interest income and in noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $25.0 million or 12%, primarily due to higher deposit spreads on higher deposit balances. Noninterest income increased by $2.1 million or 3% primarily due to higher trust and asset management fees, overdraft fees, and annuity and insurance fees. This was partially offset by lower credit card commissions and lower debit card income. Noninterest expense increased by $12.1 million or 7%, primarily due to higher salaries & benefits expense, mobile and online banking platform costs, operational losses, card production costs, and allocated administrative and support unit costs.

Commercial Banking
Net income increased by $6.8 million or 22% in the second quarter of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest income increased by $8.6 million or 16%, primarily due to higher average deposit balances and spreads, which increased segment net interest income under our funds transfer pricing methodology. Noninterest income decreased by $2.2 million or 36%, primarily due to a reduction in merchant revenue following the sale of the Bank’s merchant services portfolio in the fourth quarter of 2025, partially offset by increased loan commitment fees and gains on the sale of leased assets. Noninterest expense decreased by $2.9 million or 15%, primarily due to lower merchant transaction processing fees, salaries & benefits, professional fees, and allocated administrative, support unit and treasury expenses, partially offset by increases in data processing, excise taxes, and customer derivative broker charges.

Net income increased by $14.1 million or 23% in the first six months of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest income increased by $16.7 million or 13%, primarily due to higher average deposit balances and spreads on interest-bearing and savings deposits, which increased segment net interest income under our funds transfer pricing methodology, partially offset by a decline in time deposits. Noninterest income decreased by $5.7 million or 41%, primarily due to a reduction in merchant revenue following the sale of the Bank’s merchant services portfolio in the fourth quarter of 2025, partially offset by increased customer derivative program revenue. Noninterest expense decreased by $5.8 million or 15%, primarily due to lower merchant transaction processing fees, salaries & benefits, professional fees, and allocated administrative, support unit and treasury expenses, partially offset by increases in data processing, excise taxes, and customer derivative broker charges.

Treasury and Other
Net loss decreased by $0.9 million or 7% in the second quarter of 2026 compared to the same period last year, primarily due to a decrease in net interest expense, a decrease in the provision for credit losses, and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest expense decreased by $1.0 million or 5%, primarily due to an increase in interest income from higher earning asset balances and yields. Noninterest income decreased by $1.5 million or 31%, primarily due to decreases in other income. Noninterest expense decreased by $0.9 million or 19%, primarily due to decreases in other noninterest expense, partially offset by an increase in salaries & benefits expense. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

Net loss decreased by $4.5 million or 15% in the first six months of 2026 compared to the same period last year, primarily due to a decrease in net interest expense and a decrease in noninterest expense, partially offset by an increase in the provision for credit losses. Net interest expense decreased by $7.4 million or 20%, primarily due to an increase in interest income from higher earning asset balances and yields. Noninterest expense decreased by $0.3 million or 4%, primarily due to decreases in other noninterest expense, partially offset by an increase in salaries & benefits expense. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	June 30, 2026	December 31, 2025	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$—	$2,085	$(2,085)
Commercial and Industrial	1,734	1,940	(206)
Total Commercial	1,734	4,025	(2,291)
Consumer
Residential Mortgage	5,348	5,382	(34)
Home Equity	4,225	4,469	(244)
Total Consumer	9,573	9,851	(278)
Total Non-Accrual Loans and Leases	11,307	13,876	(2,569)
Foreclosed Real Estate	171	295	(124)
Total Non-Performing Assets	$11,478	$14,171	$(2,693)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$8,887	$8,834	$53
Home Equity	3,503	2,152	1,351
Automobile	763	520	243
Other	965	753	212
Total Consumer	14,118	12,259	1,859
Total Accruing Loans and Leases Past Due 90 Days or More	$14,118	$12,259	$1,859
Total Loans and Leases	$14,286,625	$14,082,050	$204,575
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.10%	(0.02)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.08%	0.10%	(0.02)%
Ratio of Non-Performing Assets to Total Assets	0.05%	0.06%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.03%	0.07%	(0.04)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.12%	0.13%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.18%	0.19%	(0.01)%
Changes in Non-Performing Assets
Balance as of December 31, 2025	$14,171
Additions	1,263
Reductions
Payments	(3,070)
Return to Accrual Status	(756)
Charge-offs/Write-downs	(130)
Total Reductions	(3,956)
Balance as of June 30, 2026	$11,478

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
Non-accrual loans and leases as of June 30, 2026 were $11.3 million, a decrease of $2.6 million or 19% from December 31, 2025 primarily due to a $2.1 million payoff of a commercial mortgage in the first quarter of 2026. As of June 30, 2026, our residential mortgage non-accrual loans were comprised of 20 loans with a weighted average current loan-to-value ratio of 68%. As of June 30, 2026, our home equity non-accrual loans were comprised of 56 loans with a weighted average current loan-to-value ratio of 51%.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.2 million as of June 30, 2026 compared to $0.3 million as of December 31, 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $14.1 million as of June 30, 2026, a $1.9 million or 15% increase from December 31, 2025. The increase was primarily in our home equity portfolio due to an increase in delinquencies. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$149,078	$149,496	$148,403	$150,649
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(385)	(206)	(615)	(1,605)
Consumer
Residential Mortgage	—	—	(15)	—
Home Equity	(219)	(155)	(225)	(230)
Automobile	(1,735)	(1,253)	(3,152)	(3,004)
Other	(2,400)	(2,397)	(4,794)	(4,881)
Total Loans and Leases Charged-Off	(4,739)	(4,011)	(8,801)	(9,720)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial Mortgage	—	—	1,617	—
Commercial and Industrial	72	78	125	155
Consumer
Residential Mortgage	22	11	33	22
Home Equity	77	180	214	308
Automobile	626	557	1,205	1,190
Other	540	567	1,130	1,024
Total Recoveries on Loans and Leases	1,337	1,393	4,324	2,699
Net Charged-Off - Loans and Leases	(3,402)	(2,618)	(4,477)	(7,021)
Provision for Credit Losses:
Loans and Leases	3,435	3,454	4,706	7,036
Unfunded Commitments	165	(204)	644	(536)
Total Provision for Credit Losses	3,600	3,250	5,350	6,500
Balance at End of Period	$149,276	$150,128	$149,276	$150,128
Components
Allowance for Credit Losses - Loans and Leases	$146,995	$148,543	$146,995	$148,543
Reserve for Unfunded Commitments	2,281	1,585	2,281	1,585
Total Reserve for Credit Losses	$149,276	$150,128	$149,276	$150,128
Average Loans and Leases Outstanding	$14,218,951	$14,049,025	$14,151,786	$14,055,563
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.10%	0.07%	0.06%	0.10%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.03%	1.06%	1.03%	1.06%
1The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the “Allowance”)
As of June 30, 2026, the Allowance was $147.0 million or 1.03% of total loans and leases outstanding compared with an Allowance of $146.8 million or 1.04% of total loans and leases outstanding as of December 31, 2025.
Net charge-offs on loans and leases for the three and six months ended June 30, 2026 were $3.4 million or 0.10% and $4.5 million or 0.06%, respectively of total average loans and leases on an annualized basis, compared to $2.6 million or 0.07%

and $7.0 million or 0.10% of total average loans and leases on an annualized basis for the three and six months ended June 30, 2025, respectively.
Reserve for Unfunded Commitments
The reserve for unfunded commitments was $2.3 million as of June 30, 2026, an increase of $0.6 million or 39% from December 31, 2025, primarily due to higher unfunded commitments in our commercial and industrial portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.
Provision for Credit Losses
For the three and six months ended June 30, 2026, the provision for credit losses was $3.6 million and $5.4 million, respectively, compared to $3.3 million and $6.5 million for the same respective periods last year. The increase in the provision for credit losses for the three months ended June 30, 2026 was primarily due to an increase in the reserve for unfunded commitments. The decrease in the provision for credit losses for the six months ended June 30, 2026 was primarily due to a $1.6 million recovery of a commercial mortgage loan in the first quarter of 2026.

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
We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of sensitivities to frame our risk exposures. We pay particular attention to the rate shock sensitivities within the range of +/-200 basis points, as we believe this range represents the highest probability of rate movements that could occur in the near to medium term. As of June 30, 2026, we remained within applicable policy limits for such scenarios.
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

Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base consists primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of June 30, 2026, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.
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
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of June 30, 2026 and December 31, 2025, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$2,352	0.4%	$32,646	5.2%
+300	5,328	0.8	27,489	4.4
+200	6,632	1.0	20,696	3.3
+100	1,987	0.3	11,458	1.8
-100	7,555	1.2	(8,525)	(1.4)
-200	9,963	1.6	(20,383)	(3.3)
-300	(23,418)	(3.6)	(48,664)	(7.8)
-400	(74,888)	(11.7)	(86,935)	(13.9)
As of June 30, 2026, our NII sensitivity profile remained relatively balanced for moderate interest rate movements. Compared with December 31, 2025, the balance sheet became less sensitive to both rising and declining rate environments, reflecting a recalibration of assumptions regarding deposit repricing behavior, changes in balance sheet composition, and a reduction in active pay-fixed interest rate swap positions.

Management also evaluates non-parallel yield curve scenarios to assess the impact of changes in the shape of the yield curve on earnings and economic value.

Table 17b presents an estimate of the change in EVE that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Similar to the sensitivity profile above, the base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Economic Value of Equity Sensitivity Profile				Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	June 30, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$(711,596)	(21.1)%	$(676,020)	(21.0)%
+300	(546,425)	(16.2)	(519,819)	(16.2)
+200	(369,273)	(10.9)	(353,098)	(11.0)
+100	(184,320)	(5.5)	(177,928)	(5.5)
-100	233,833	6.9	196,634	6.1
-200	418,210	12.4	356,504	11.1
-300	375,631	11.1	315,375	9.8
-400	84,263	2.5	106,004	3.3
Compared to December 31, 2025, EVE sensitivity remained generally consistent, as changes in balance sheet composition and derivatives activity had only a modest impact on the long-term valuation profile of the balance sheet.

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
We maintain access to ample sources of readily available contingent liquidity. As of June 30, 2026, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.7 billion. We are also a member of the FHLB. As of June 30, 2026, we had pledged loans to the FHLB and had remaining borrowing capacity of $2.4 billion.
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
General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of June 30, 2026, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of June 30, 2026, cash and cash equivalents were $452.8 million, the carrying value of our AFS investment securities was $3.6 billion, and total deposits were $20.9 billion. As of June 30, 2026, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 3.20 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulations intended to ensure capital adequacy. As of June 30, 2026, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since June 30, 2026, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.
Table 18 presents our regulatory capital and ratios as of June 30, 2026 and December 31, 2025.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	June 30, 2026	December 31, 2025
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,530,468	$1,506,212
Adjustments:
Goodwill, Net of Deferred Tax Liabilities	(28,746)	(28,746)
Deferred Tax Assets from Tax Credit Carryforwards	(3,348)	(2,191)
Postretirement Benefit Liability	19,808	20,253
Net Unrealized Losses on Investment Securities [2]	223,667	224,185
Other	9,097	9,097
Common Equity Tier 1 Capital	1,750,946	1,728,810
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	2,087,047	2,064,911
Allowable Reserve for Credit Losses	149,276	148,404
Total Regulatory Capital	$2,236,323	$2,213,315
Risk-Weighted Assets	$14,442,396	$14,246,238
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.12%	12.14%
Tier 1 Capital Ratio	14.45	14.49
Total Capital Ratio	15.48	15.54
Tier 1 Leverage Ratio	8.70	8.57
1Regulatory capital ratios as of June 30, 2026 are preliminary.
2Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.

Shareholders' Equity
As of June 30, 2026, shareholders’ equity was $1.9 billion, an increase of $24.3 million or 1.3% from December 31, 2025. The increase was attributed to net income of $121.2 million, share-based compensation of $10.1 million, common stock issued under purchase and equity compensation plans of $2.4 million, and other comprehensive income of $1.0 million, which were offset by cash dividends declared of $56.2 million on common shares, cash dividends declared of $10.5 million on preferred shares, common stock repurchased under the share repurchase program of $32.1 million, and common stock repurchased of $11.7 million related to taxes withheld for share-based compensation.
During the six months ended June 30, 2026, we repurchased 410,091 shares of common stock at an average cost per share of $78.24 and total cost of $32.1 million under the share repurchase program. Remaining buyback authority under our share repurchase program was $88.9 million as of June 30, 2026. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In July 2026, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on August 3, 2026, to shareholders of record at the close of business on July 17, 2026.
In July 2026, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on September 15, 2026, to shareholders of record of the common stock at the close of business on August 31, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Parent’s repurchases of its common stock during the second quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2026	36,180	$78.98	35,760	$103,058,847
May 1 - 31, 2026	119,511	78.92	119,511	93,626,951
June 1 - 30, 2026	64,890	77.99	60,724	88,905,554
Total	220,581	$78.66	215,995
1During the second quarter of 2026, 4,586 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

4.4	Form of Depository Receipt, Series B (included in Exhibit 4.3)

4.5	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.

10.1*	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).

10.2*
Bank of Hawaii Corporation’s Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K filed on December 22, 2005).

10.3*
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).

10.4*
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).

10.5*
Bank of Hawaii Corporation 2024 Stock and Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, as filed with the SEC on March 15, 2024).

10.6*
Bank of Hawaii Corporation’s 2024 Stock and Incentive Plan - Form of 2024 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-278972) filed on April 26, 2024).

10.7*
Bank of Hawaii Corporation 2024 Stock and Incentive Plan - Restricted Stock Unit Grant Agreement (Service Based) (incorporated by reference to Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on January 30, 2025).

10.8*
Bank of Hawaii Corporation 2024 Stock and Incentive Plan - Restricted Stock Unit Grant Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on March 4, 2025).

10.9*
Form of Restricted Stock Agreement under Bank of Hawaii Corporation 2025 Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on April 30, 2025).

10.10*
Bank of Hawaii Corporation’s Composite Directors’ Deferred Compensation Plan, as amended through July 1, 2025 (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed on July 28, 2025).

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

Date:	July 27, 2026		Bank of Hawaii Corporation

		By:	/s/ James C. Polk
James C. Polk
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Bradley S. Satenberg
Bradley S. Satenberg
Chief Financial Officer (Principal Financial Officer)