Form 10-Q
period 2026-09-30
BANK OF HAWAII CORP
filed 2026-10-26
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to
Commission File Number: 1-6887
BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	BOH.PRA	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 8.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	BOH.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of October 20, 2026, there were 39,208,808 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands, except per share amounts)	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and Cash Equivalents	$442,032	$946,520
Investment Securities
Available-for-Sale	3,523,442	3,510,652
Held-to-Maturity (Fair Value of $3,201,942 and $3,651,966)	3,974,033	4,245,681
Loans Held for Sale	3,971	4,369
Loans and Leases	14,371,336	14,082,050
Allowance for Credit Losses	(146,170)	(146,766)
Net Loans and Leases	14,225,166	13,935,284
Premises and Equipment, Net	224,276	199,747
Operating Lease Right-of-Use Assets	87,449	83,424
Accrued Interest Receivable	71,749	69,899
Mortgage Servicing Rights	16,244	17,455
Goodwill	31,517	31,517
Bank-Owned Life Insurance	511,349	499,795
Other Assets	708,308	632,021
Total Assets	$23,819,536	$24,176,364
Liabilities
Deposits
Noninterest-Bearing Demand	$5,429,216	$5,755,371
Interest-Bearing Demand	3,739,272	3,910,952
Savings	8,595,032	8,741,090
Time	2,718,038	2,781,082
Total Deposits	20,481,558	21,188,495
Securities Sold Under Agreements to Repurchase	50,000	50,000
Other Debt	853,098	558,176
Operating Lease Liabilities	96,499	92,402
Retirement Benefits Payable	25,236	20,139
Accrued Interest Payable	16,675	22,370
Other Liabilities	470,394	393,570
Total Liabilities	21,993,460	22,325,152
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred Stock (Series A, $.01 par value; authorized 180,000 shares issued and outstanding)	180,000	180,000
Preferred Stock (Series B, $.01 par value; authorized 165,000 shares issued and outstanding)	165,000	165,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2026 - 59,035,722 / 39,209,600); and December 31, 2025 - 58,780,253 / 39,725,698)	590	587
Capital Surplus	679,084	664,781
Accumulated Other Comprehensive Loss	(307,653)	(244,438)
Retained Earnings	2,291,275	2,205,707
Treasury Stock, at Cost (Shares: September 30, 2026 - 19,826,122 and December 31, 2025 - 19,054,555)	(1,182,220)	(1,120,425)
Total Shareholders’ Equity	1,826,076	1,851,212
Total Liabilities and Shareholders’ Equity	$23,819,536	$24,176,364

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest Income
Interest and Fees on Loans and Leases	$172,271	$169,411	$505,364	$499,272
Income on Investment Securities
Available-for-Sale	36,313	29,702	107,285	81,077
Held-to-Maturity	17,460	19,332	54,057	59,458
Cash and Cash Equivalents	1,674	8,195	6,729	17,472
Other	1,431	1,068	4,037	3,250
Total Interest Income	229,149	227,708	677,472	660,529
Interest Expense
Deposits	65,950	84,590	196,640	248,758
Securities Sold Under Agreements to Repurchase	496	496	1,473	1,731
Other Debt	6,649	5,947	18,711	17,875
Total Interest Expense	73,095	91,033	216,824	268,364
Net Interest Income	156,054	136,675	460,648	392,165
Provision for Credit Losses	2,750	2,500	8,100	9,000
Net Interest Income After Provision for Credit Losses	153,304	134,175	452,548	383,165
Noninterest Income
Trust and Asset Management	13,420	12,598	39,577	36,436
Fees, Exchange, and Other Service Charges	10,839	15,219	32,894	44,039
Service Charges on Deposit Accounts	9,052	8,510	25,845	24,888
Bank-Owned Life Insurance	3,877	3,681	11,947	11,006
Annuity and Insurance	2,117	1,095	5,603	4,087
Mortgage Banking	906	906	2,621	2,743
Investment Securities Losses, Net	(1,493)	(1,945)	(4,052)	(4,678)
Other	3,988	5,902	12,902	16,298
Total Noninterest Income	42,706	45,966	127,337	134,819
Noninterest Expense
Salaries and Benefits	62,308	62,905	193,407	187,097
Net Equipment	11,307	10,285	32,522	30,454
Net Occupancy	11,197	10,932	32,847	31,990
Professional Fees	5,571	4,022	15,073	12,549
Data Processing	5,474	5,603	16,518	16,326
FDIC Insurance	3,004	3,508	8,701	8,790
Other	13,443	15,132	40,493	46,423
Total Noninterest Expense	112,304	112,387	339,561	333,629
Income Before Provision for Income Taxes	83,706	67,754	240,324	184,355
Provision for Income Taxes	19,448	14,409	54,835	39,388
Net Income	$64,258	$53,345	$185,489	$144,967
Preferred Stock Dividends	5,269	5,269	15,808	15,808
Net Income Available to Common Shareholders	$58,989	$48,076	$169,681	$129,159
Basic Earnings Per Common Share	$1.50	$1.21	$4.30	$3.26
Diluted Earnings Per Common Share	$1.49	$1.20	$4.27	$3.24
Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10
Basic Weighted Average Common Shares	39,316,506	39,655,741	39,464,588	39,611,372
Diluted Weighted Average Common Shares	39,553,225	39,980,931	39,732,180	39,919,998
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$64,258	$53,345	$185,489	$144,967
Other Comprehensive Income (Loss), Net of Tax:
Net Change in Unrealized Gains (Losses) on Investment Securities	(64,401)	22,711	(63,883)	66,441
Net Change in Defined Benefit Plans	223	232	668	697
Other Comprehensive Income (Loss)	(64,178)	22,943	(63,215)	67,138
Comprehensive Income	$80	$76,288	$122,274	$212,105
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Three Months Ended September 30, 2026
Balance as of June 30, 2026	180,000	$180,000	165,000	$165,000	39,439,677	$590	$675,654	$(243,475)	$2,260,152	$(1,162,454)	$1,875,467
Net Income	—	—	—	—	—	—	—	—	64,258	—	64,258
Other Comprehensive Loss	—	—	—	—	—	—	—	(64,178)	—	—	(64,178)
Share-Based Compensation	—	—	—	—	—	—	3,058	—	—	—	3,058
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	31,645	—	372	—	—	858	1,230
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(255,874)	—	—	—	—	(20,204)	(20,204)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(5,848)	—	—	—	—	(420)	(420)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(27,866)	—	(27,866)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of September 30, 2026	180,000	$180,000	165,000	$165,000	39,209,600	$590	$679,084	$(307,653)	$2,291,275	$(1,182,220)	$1,826,076
Three Months Ended September 30, 2025
Balance as of June 30, 2025	180,000	$180,000	165,000	$165,000	39,765,375	$587	$655,479	$(299,194)	$2,158,450	$(1,117,215)	$1,743,107
Net Income	—	—	—	—	—	—	—	—	53,345	—	53,345
Other Comprehensive Income	—	—	—	—	—	—	—	22,943	—	—	22,943
Share-Based Compensation	—	—	—	—	—	—	4,163	—	—	—	4,163
Preferred Stock Issued, Net	—	—	—	—	—	—	—	—	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	—	—	22,911	—	280	—	—	1,012	1,292
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(3,085)	—	—	—	—	(135)	(135)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	—	—	(28,263)	—	(28,263)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(5,269)	—	(5,269)
Balance as of September 30, 2025	180,000	$180,000	165,000	$165,000	39,785,201	$587	$659,922	$(276,251)	$2,178,263	$(1,116,338)	$1,791,183
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

(dollars in thousands, except per share amounts)	Preferred Shares Series A Outstanding	Preferred Series A Stock	Preferred Shares Series B Outstanding	Preferred Series B Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Nine Months Ended September 30, 2026
Balance as of December 31, 2025	180,000	$180,000	165,000	$165,000	39,725,698	$587	$664,781	$(244,438)	$2,205,707	$(1,120,425)	$1,851,212
Net Income	—	—	—	—	—	—	—	—	185,489	—	185,489
Other Comprehensive Loss	—	—	—	—	—	—	—	(63,215)	—	—	(63,215)
Share-Based Compensation	—	—	—	—	—	—	13,195	—	—	—	13,195
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	304,029	3	1,108	—	—	2,568	3,679
Common Stock Repurchased Under Share Repurchase Program	—	—	—	—	(665,965)	—	—	—	—	(52,290)	(52,290)
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(154,162)	—	—	—	—	(12,073)	(12,073)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(84,113)	—	(84,113)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(15,808)	—	(15,808)
Balance as of September 30, 2026	180,000	$180,000	165,000	$165,000	39,209,600	$590	$679,084	$(307,653)	$2,291,275	$(1,182,220)	$1,826,076
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	180,000	$180,000	165,000	$165,000	39,762,255	$585	$647,403	$(343,389)	$2,133,838	$(1,115,663)	$1,667,774
Net Income	—	—	—	—	—	—	—	—	144,967	—	144,967
Other Comprehensive Income	—	—	—	—	—	—	—	67,138	—	—	67,138
Share-Based Compensation	—	—	—	—	—	—	11,680	—	—	—	11,680
Common Stock Issued Under Purchase and Equity Compensation Plans	—	—	—	—	78,817	2	839	—	—	3,060	3,901
Equity Compensation Plan Common Stock Repurchases	—	—	—	—	(55,871)	—	—	—	—	(3,735)	(3,735)
Cash Dividends Declared Common Stock ($2.10 per share)	—	—	—	—	—	—	—	—	(84,735)	—	(84,735)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	—	—	(15,807)	—	(15,807)
Balance as of September 30, 2025	180,000	$180,000	165,000	$165,000	39,785,201	$587	$659,922	$(276,251)	$2,178,263	$(1,116,338)	$1,791,183

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Operating Activities
Net Income	$185,489	$144,967
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	8,100	9,000
Depreciation and Amortization	21,168	22,878
Amortization of Deferred Loan and Lease Fees, Net	(296)	(980)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	7,882	8,769
Share-Based Compensation	13,195	11,680
Benefit Plan Contributions	(1,949)	(1,594)
Net Gains on Sales of Loans and Leases	(1,409)	(1,781)
Proceeds from Sales of Loans Held for Sale	29,014	17,585
Originations of Loans Held for Sale	(25,848)	(16,536)
Net Change in Other Assets and Other Liabilities	70	(55,498)
Net Cash Provided by Operating Activities	235,416	138,490
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	416,340	221,883
Purchases	(544,230)	(738,122)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	282,029	290,191
Net Change in Loans and Leases	(282,049)	37,859
Purchases of Premises and Equipment	(39,374)	(25,832)
Net Cash Used in Investing Activities	(167,284)	(214,021)
Financing Activities
Net Change in Deposits	(706,937)	447,632
Net Change in Short-Term Borrowings	345,000	—
Repayments of Long-Term Debt	(50,078)	(50,073)
Proceeds from Issuance of Common Stock	3,679	3,901
Common Stock Repurchased Under Share Repurchase Program	(52,290)	—
Equity Compensation Plan Common Stock Repurchases	(12,073)	(3,735)
Cash Dividends Paid on Common Stock	(84,113)	(84,735)
Cash Dividends Paid on Preferred Stock	(15,808)	(15,807)
Net Cash (Used in) Provided by Financing Activities	(572,620)	297,183
Net Change in Cash and Cash Equivalents	(504,488)	221,652
Cash and Cash Equivalents at Beginning of Period	946,520	763,571
Cash and Cash Equivalents at End of Period	$442,032	$985,223
Supplemental Information
Cash Paid for Interest	$222,519	$275,583
Cash Paid for Income Taxes	30,062	21,190
Supplemental Noncash Disclosures:
Transfer from Loans to Foreclosed Real Estate	—	217
Transfer from Loans to Loans Held for Sale	2,649	—
Right-of-Use Assets Acquired through Operating Leases	10,348	—
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

Note 2.  Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$134,469	$285	$(3,341)	$131,413
Debt Securities Issued by States and Political Subdivisions	72,307	—	(8,287)	64,020
Debt Securities Issued by U.S. Government-Sponsored Enterprises	105	—	—	105
Debt Securities Issued by Corporations	717,987	734	(22,473)	696,248
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,521,047	362	(128,506)	1,392,903
Commercial - Government Agencies or Sponsored Enterprises	359,819	107	(28,233)	331,693
Commercial - Non-Agency	60,585	56	(96)	60,545
Total Collateralized Mortgage Obligations	1,941,451	525	(156,835)	1,785,141
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	920,064	32	(73,581)	846,515
Total Mortgage-Backed Securities	920,064	32	(73,581)	846,515
Total	$3,786,383	$1,576	$(264,517)	$3,523,442
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,592	$—	$(10,863)	$113,729
Debt Securities Issued by Corporations	10,012	—	(2,009)	8,003
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,859,181	—	(365,083)	1,494,098
Commercial - Government Agencies or Sponsored Enterprises	395,178	—	(91,867)	303,311
Total Collateralized Mortgage Obligations	2,254,359	—	(456,950)	1,797,409
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,575,096	29	(300,249)	1,274,876
Commercial - Government Agencies or Sponsored Enterprises	9,974	—	(2,049)	7,925
Total Mortgage-Backed Securities	1,585,070	29	(302,298)	1,282,801
Total	$3,974,033	$29	$(772,120)	$3,201,942

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$221,260	$260	$(3,182)	$218,338
Debt Securities Issued by States and Political Subdivisions	72,272	—	(5,960)	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	789	—	(8)	781
Debt Securities Issued by Corporations	752,401	1,947	(18,705)	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,564,346	4,328	(80,292)	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	349,642	716	(20,522)	329,836
Commercial - Non-Agency	60,635	121	(111)	60,645
Total Collateralized Mortgage Obligations	1,974,623	5,165	(100,925)	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	635,431	4,004	(28,720)	610,715
Total Mortgage-Backed Securities	635,431	4,004	(28,720)	610,715
Total	$3,656,776	$11,376	$(157,500)	$3,510,652
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,496	$—	$(8,749)	$115,747
Debt Securities Issued by Corporations	10,218	—	(1,559)	8,659
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	1,995,813	2	(280,004)	1,715,811
Commercial - Government Agencies or Sponsored Enterprises	406,956	—	(78,054)	328,902
Total Collateralized Mortgage Obligations	2,402,769	2	(358,058)	2,044,713
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	1,698,215	665	(224,352)	1,474,528
Commercial - Government Agencies or Sponsored Enterprises	9,983	—	(1,664)	8,319
Total Mortgage-Backed Securities	1,708,198	665	(226,016)	1,482,847
Total	$4,245,681	$667	$(594,382)	$3,651,966
The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $13.1 million and $12.3 million as of September 30, 2026 and December 31, 2025, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $7.7 million and $7.9 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2026. Debt securities consisting of securitized loan pools (such as Small Business Administration securities), collateralized mortgage obligations, and mortgage-backed securities are disclosed separately, as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$51,656	$51,400
Due After One Year Through Five Years	769,948	740,262
Due After Five Years Through Ten Years	20,987	17,662
	842,591	809,324
Debt Securities Issued by Government Agencies	82,277	82,462
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,521,047	1,392,903
Commercial - Government Agencies or Sponsored Agencies	359,819	331,693
Commercial - Non-Agency	60,585	60,545
Total Collateralized Mortgage Obligations	1,941,451	1,785,141
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	920,064	846,515
Total Mortgage-Backed Securities	920,064	846,515
Total	$3,786,383	$3,523,442
Held-to-Maturity:
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	124,592	113,729
Due After Five Year Through Ten Years	10,012	8,003
	134,604	121,732
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Agencies	1,859,181	1,494,098
Commercial - Government Agencies or Sponsored Agencies	395,178	303,311
Total Collateralized Mortgage Obligations	2,254,359	1,797,409
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Agencies	1,575,096	1,274,876
Commercial - Government Agencies or Sponsored Agencies	9,974	7,925
Total Mortgage-Backed Securities	1,585,070	1,282,801
Total	$3,974,033	$3,201,942
As of both September 30, 2026 and December 31, 2025, investment securities with carrying values of $7.4 billion were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, support the Company's borrowing capacity with the Federal Reserve Bank, and secure derivative transactions.
During the three months ended September 30, 2026 and 2025, the Company recognized net realized losses on sales of investments of $1.5 million and $1.9 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized net realized losses on sales of investments of $4.1 million and $4.7 million, respectively. The losses on sales of investment securities were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,615	$(214)	$55,431	$(3,127)	$63,046	$(3,341)
Debt Securities Issued by States and Political Subdivisions	145	0	63,875	(8,287)	64,020	(8,287)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	—	—	105	0	105	0
Debt Securities Issued by Corporations	75,267	(769)	470,247	(21,704)	545,514	(22,473)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	802,972	(26,702)	493,998	(101,804)	1,296,970	(128,506)
Commercial - Government Agencies or Sponsored Enterprises	109,830	(1,745)	210,313	(26,488)	320,143	(28,233)
Commercial - Non-Agency	17,955	(19)	24,534	(77)	42,489	(96)
Total Collateralized Mortgage Obligations	930,757	(28,466)	728,845	(128,369)	1,659,602	(156,835)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	619,854	(37,487)	223,913	(36,094)	843,767	(73,581)
Total Mortgage-Backed Securities	619,854	(37,487)	223,913	(36,094)	843,767	(73,581)
Total	$1,633,638	$(66,936)	$1,542,416	$(197,581)	$3,176,054	$(264,517)
December 31, 2025
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,753	$(127)	$124,785	$(3,055)	$176,538	$(3,182)
Debt Securities Issued by States and Political Subdivisions	—	—	66,312	(5,960)	66,312	(5,960)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	781	(8)	781	(8)
Debt Securities Issued by Corporations	49,921	(171)	558,403	(18,534)	608,324	(18,705)
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	50,138	(53)	565,429	(80,239)	615,567	(80,292)
Commercial - Government Agencies or Sponsored Enterprises	30,660	(39)	199,179	(20,483)	229,839	(20,522)
Commercial - Non-Agency	24,555	(111)	—	—	24,555	(111)
Total Collateralized Mortgage Obligations	105,353	(203)	764,608	(100,722)	869,961	(100,925)
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total Mortgage-Backed Securities	43,369	(120)	267,652	(28,600)	311,021	(28,720)
Total	$250,396	$(621)	$1,782,541	$(156,879)	$2,032,937	$(157,500)

The Company does not believe the AFS debt securities that were in an unrealized loss position contain a credit loss impairment. As of September 30, 2026 and December 31, 2025, the unrealized losses from AFS debt securities were generated from 410 out of 461 securities and 319 out of 459 securities, respectively. As of September 30, 2026 and December 31, 2025, total gross unrealized losses were attributed to changes in interest rates and pricing spreads, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises (“GSEs”) carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Debt securities issued by corporations and municipalities, as well as non-agency commercial mortgage-backed securities, are of high credit quality, and the issuers continue to make timely principal and interest payments. As of September 30, 2026, the Company did not have any plans to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.
All of the Company’s HTM debt securities are backed by the U.S. government agencies or GSEs; therefore, no allowance for credit losses is required for these securities as of September 30, 2026 and December 31, 2025.
Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Taxable	$53,328	$48,511	$159,981	$139,175
Non-Taxable	445	523	1,361	1,360
Total Interest Income from Investment Securities	$53,773	$49,034	$161,342	$140,535

Note 3.  Loans and Leases and the Allowance for Credit Losses
Loans and Leases
The Company’s loan and lease portfolio was comprised of the following as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial
Commercial Mortgage	$4,467,245	$4,205,791
Commercial and Industrial	1,652,329	1,584,245
Construction	117,919	208,584
Lease Financing	81,556	88,303
Total Commercial	6,319,049	6,086,923
Consumer
Residential Mortgage	4,857,923	4,775,502
Home Equity	2,091,468	2,114,809
Automobile	671,597	690,376
Other	431,299	414,440
Total Consumer	8,052,287	7,995,127
Total Loans and Leases	$14,371,336	$14,082,050

The majority of the Company’s lending activity is with customers located within the State of Hawai‘i. A substantial portion of the Company’s real estate loans are secured by real estate located within the State of Hawai‘i.
The Company elected to exclude AIR from the amortized cost basis of loans and leases disclosed throughout this footnote. As of September 30, 2026 and December 31, 2025, AIR for loans and leases totaled $50.8 million and $49.2 million, respectively.

Allowance for Credit Losses (the “Allowance”)
The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2026 and 2025.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2026
Allowance for Credit Losses:
Balance at Beginning of Period	$80,511	$66,484	$146,995
Loans and Leases Charged-Off	(168)	(4,545)	(4,713)
Recoveries on Loans and Leases Previously Charged-Off	41	1,358	1,399
Net Loans and Leases Charged-Off	(127)	(3,187)	(3,314)
Provision for Credit Losses	(2,386)	4,875	2,489
Balance at End of Period	$77,998	$68,172	$146,170
Three Months Ended September 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$78,902	$69,641	$148,543
Loans and Leases Charged-Off	(171)	(3,788)	(3,959)
Recoveries on Loans and Leases Previously Charged-Off	98	1,284	1,382
Net Loans and Leases Charged-Off	(73)	(2,504)	(2,577)
Provision for Credit Losses	(534)	3,346	2,812
Balance at End of Period	$78,295	$70,483	$148,778
Nine Months Ended September 30, 2026
Allowance for Credit Losses:
Balance at Beginning of Period	$79,543	$67,223	$146,766
Loans and Leases Charged-Off	(783)	(12,731)	(13,514)
Recoveries on Loans and Leases Previously Charged-Off	1,783	3,940	5,723
Net Loans and Leases Charged-Off	1,000	(8,791)	(7,791)
Provision for Credit Losses	(2,545)	9,740	7,195
Balance at End of Period	$77,998	$68,172	$146,170
Nine Months Ended September 30, 2025
Allowance for Credit Losses:
Balance at Beginning of Period	$83,900	$64,628	$148,528
Loans and Leases Charged-Off	(1,776)	(11,903)	(13,679)
Recoveries on Loans and Leases Previously Charged-Off	253	3,828	4,081
Net Loans and Leases Charged-Off	(1,523)	(8,075)	(9,598)
Provision for Credit Losses	(4,082)	13,930	9,848
Balance at End of Period	$78,295	$70,483	$148,778
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

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2026.

	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2026
Commercial
Commercial Mortgage
Pass	$447,653	$506,218	$286,029	$223,740	$779,219	$1,889,069	$32,815	$—	$4,164,743
Special Mention	—	—	—	—	41,396	106,922	—	—	148,318
Classified	—	—	882	54,485	53,653	45,164	—	—	154,184
Total Commercial Mortgage	$447,653	$506,218	$286,911	$278,225	$874,268	$2,041,155	$32,815	$—	$4,467,245
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$131,498	$113,342	$228,162	$136,045	$183,187	$441,178	$395,321	$92	$1,628,825
Special Mention	—	—	210	—	—	—	—	—	210
Classified	500	141	435	83	10,466	7,748	3,639	282	23,294
Total Commercial and Industrial	$131,998	$113,483	$228,807	$136,128	$193,653	$448,926	$398,960	$374	$1,652,329
Gross Charge-Offs	304	179	—	—	65	235	—	—	783
Construction
Pass	$13,375	$19,948	$58,884	$9,839	$629	$8,824	$1,561	$—	$113,060
Classified	—	—	—	1,952	2,907	—	—	—	4,859
Total Construction	$13,375	$19,948	$58,884	$11,791	$3,536	$8,824	$1,561	$—	$117,919
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Lease Financing
Pass	$9,488	$13,646	$40,861	$4,844	$4,388	$8,040	$—	$—	$81,267
Classified	—	—	—	278	11	—	—	—	289
Total Lease Financing	$9,488	$13,646	$40,861	$5,122	$4,399	$8,040	$—	$—	$81,556
Gross Charge-Offs	—	—	—	—	—	—	—	—	—
Total Commercial	$602,514	$653,295	$615,463	$431,266	$1,075,856	$2,506,945	$433,336	$374	$6,319,049
Total Commercial Gross Charge-Offs	304	179	—	—	65	235	—	—	783
Consumer
Residential Mortgage
Pass	$414,205	$503,028	$190,698	$199,101	$657,561	$2,887,797	$—	$—	$4,852,390
Classified	—	—	—	792	859	3,882	—	—	5,533
Total Residential Mortgage	$414,205	$503,028	$190,698	$199,893	$658,420	$2,891,679	$—	$—	$4,857,923
Gross Charge-Offs	—	—	—	16	—	15	—	—	31
Home Equity
Pass	$—	$—	$—	$—	$—	$34	$1,959,142	$129,778	$2,088,954
Classified	—	—	—	—	—	—	2,115	399	2,514
Total Home Equity	$—	$—	$—	$—	$—	$34	$1,961,257	$130,177	$2,091,468
Gross Charge-Offs	—	—	—	—	—	—	299	179	478
Automobile
Pass	$179,191	$166,618	$116,991	$90,015	$83,376	$34,487	$—	$—	$670,678
Classified	159	182	254	133	138	53	—	—	919
Total Automobile	$179,350	$166,800	$117,245	$90,148	$83,514	$34,540	$—	$—	$671,597
Gross Charge-Offs	195	989	1,321	994	809	643	—	—	4,951
Other
Pass	$126,375	$122,593	$77,296	$30,692	$35,528	$37,900	$236	$—	$430,620
Classified	70	177	138	64	110	120	—	—	679
Total Other	$126,445	$122,770	$77,434	$30,756	$35,638	$38,020	$236	$—	$431,299
Gross Charge-Offs	648	1,476	1,641	1,288	1,352	866	—	—	7,271
Total Consumer	$720,000	$792,598	$385,377	$320,797	$777,572	$2,964,273	$1,961,493	$130,177	$8,052,287
Total Consumer Gross Charge-Offs	843	2,465	2,962	2,298	2,161	1,524	299	179	12,731
Total Loans and Leases	$1,322,514	$1,445,893	$1,000,840	$752,063	$1,853,428	$5,471,218	$2,394,829	$130,551	$14,371,336
Total Gross Charge-Offs	1,147	2,644	2,962	2,298	2,226	1,759	299	179	13,514

During the nine months ended September 30, 2026, $40.4 million of revolving loans were converted to term loans.

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

Aging Analysis
Loans and leases are considered to be past due once becoming 30 days delinquent. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current
As of September 30, 2026
Commercial
Commercial Mortgage	$—	$—	$—	$32,500	$32,500	$4,434,745	$4,467,245	$—
Commercial and Industrial	176	9	—	1,622	1,807	1,650,522	1,652,329	1,617
Construction	—	—	—	—	—	117,919	117,919	—
Lease Financing	—	—	—	—	—	81,556	81,556	—
Total Commercial	176	9	—	34,122	34,307	6,284,742	6,319,049	1,617
Consumer
Residential Mortgage	11,615	5,714	12,125	5,068	34,522	4,823,401	4,857,923	593
Home Equity	4,928	4,512	2,845	4,051	16,336	2,075,132	2,091,468	2,020
Automobile	17,422	1,905	919	—	20,246	651,351	671,597	—
Other	2,093	971	679	—	3,743	427,556	431,299	—
Total Consumer	36,058	13,102	16,568	9,119	74,847	7,977,440	8,052,287	2,613
Total	$36,234	$13,111	$16,568	$43,241	$109,154	$14,262,182	$14,371,336	$4,230

As of December 31, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$2,085	$4,203,706	$4,205,791	$—
Commercial and Industrial	96	110	—	1,940	2,146	1,582,099	1,584,245	1,933
Construction	—	—	—	—	—	208,584	208,584	—
Lease Financing	—	—	—	—	—	88,303	88,303	—
Total Commercial	96	110	—	4,025	4,231	6,082,692	6,086,923	1,933
Consumer
Residential Mortgage	5,146	2,492	8,834	5,382	21,854	4,753,648	4,775,502	1,081
Home Equity	3,622	2,305	2,152	4,469	12,548	2,102,261	2,114,809	1,526
Automobile	18,710	1,844	520	—	21,074	669,302	690,376	—
Other	2,467	1,135	753	—	4,355	410,085	414,440	—
Total Consumer	29,945	7,776	12,259	9,851	59,831	7,935,296	7,995,127	2,607
Total	$30,041	$7,886	$12,259	$13,876	$64,062	$14,017,988	$14,082,050	$4,540

Non-Accrual Loans and Leases
The following presents the non-accrual loans and leases as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans	Non-Accrual Loans with a Related ACL	Non-Accrual Loans without a Related ACL	Total Non-Accrual Loans
Commercial
Commercial Mortgage	$32,500	$—	$32,500	$—	$2,085	$2,085
Commercial and Industrial	1,046	576	1,622	1,243	697	1,940
Total Commercial	33,546	576	34,122	1,243	2,782	4,025
Consumer
Residential Mortgage	4,654	414	5,068	4,946	436	5,382
Home Equity	4,051	—	4,051	4,469	—	4,469
Total Consumer	8,705	414	9,119	9,415	436	9,851
Total	$42,251	$990	$43,241	$10,658	$3,218	$13,876
Payments received while on non-accrual status are normally applied against the principal balance of the loan or lease. Payments may be recognized as income if the full collection of principal and interest is reasonably assured. The increase in Commercial Mortgage non-accrual loans was primarily due to a commercial mortgage being placed on non-accrual status in the third quarter of 2026 due to borrower specific circumstances on this particular loan that occurred during the quarter and is not believed to represent broader credit deterioration in the loan portfolio.
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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Payment Delay[1]	Total	% of Total Class of Loans and Leases
Three Months Ended September 30, 2026
Commercial
Commercial and Industrial	$101	$—	$—	$—	$—	$101	0.01%
Total Commercial	101	—	—	—	—	101	0.00
Consumer
Automobile	2,865	—	—	—	—	2,865	0.43
Other	568	—	—	—	—	568	0.13
Total Consumer	3,433	—	—	—	—	3,433	0.04
Total Loans and Leases	$3,534	$—	$—	$—	$—	$3,534	0.02%

Three Months Ended September 30, 2025
Commercial
Commercial and Industrial	$136	$—	$—	$—	$—	$136	0.01%
Total Commercial	136	—	—	—	—	136	0.00
Consumer
Residential Mortgage	501	—	—	—	—	501	0.01
Automobile	3,317	—	—	—	—	3,317	0.47
Other	613	—	—	—	—	613	0.15
Total Consumer	4,431	—	—	—	—	4,431	0.06
Total Loans and Leases	$4,567	$—	$—	$—	$—	$4,567	0.03%

Nine Months Ended September 30, 2026
Commercial
Commercial and Industrial	$129	$—	$—	$—	$—	$129	0.01%
Total Commercial	129	—	—	—	—	129	0.00
Consumer
Residential Mortgage	—	—	—	—	2,814	2,814	0.06
Home Equity	—	—	202	—	491	693	0.03
Automobile	7,292	4,606	—	—	—	11,898	1.77
Other	1,280	393	—	—	—	1,673	0.39
Total Consumer	8,572	4,999	202	—	3,305	17,078	0.21
Total Loans and Leases	$8,701	$4,999	$202	$—	$3,305	$17,207	0.12%

Nine Months Ended September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$2,085	$—	$2,085	0.05%
Commercial and Industrial	215	—	—	—	—	215	0.01
Total Commercial	215	—	—	2,085	—	2,300	0.04
Consumer
Residential Mortgage	954	—	71	—	—	1,025	0.02
Home Equity	—	—	169	—	—	169	0.01
Automobile	9,869	—	—	—	—	9,869	1.41
Other	1,496	—	—	—	—	1,496	0.36
Total Consumer	12,319	—	240	—	—	12,559	0.16
Total Loans and Leases	$12,534	$—	$240	$2,085	$—	$14,859	0.11%
1.Includes forbearance plans.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

(dollars in thousands)	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral[1]	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2026
Commercial
Commercial and Industrial	50	$—	—%
Consumer
Automobile	22	—	—
Other	22	—	—
Three Months Ended September 30, 2025
Commercial
Commercial and Industrial	95	$—	—%
Consumer
Residential Mortgage	62	—	—
Automobile	22	—	—
Other	23	—	—
Nine Months Ended September 30, 2026
Commercial
Commercial and Industrial	47	$—	—%
Consumer
Residential Mortgage	0	89	—
Home Equity	120	158	0.25
Automobile	15	1	—
Other	18	1	—
Nine Months Ended September 30, 2025
Commercial
Commercial Mortgage	24	$140	1.88%
Commercial and Industrial	61	—	—
Consumer
Residential Mortgage	72	—	0.37
Home Equity	24	—	0.88
Automobile	22	—	—
Other	22	—	—
1Includes forbearance plans.

The following table presents the loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2026 and 2025.

(dollars in thousands)	Term Extension	Payment Delay and Term Extension[1]	Term Extension and Interest Rate Reduction	Rate Reduction, Payment Delay, and Term Extension	Total
Three Months Ended September 30, 2026
Consumer
Automobile	$406	$46	$—	$—	$452
Other	128	24	—	—	152
Total Consumer	534	70	—	—	604
Total Loans and Leases	$534	$70	$—	$—	$604

Three Months Ended September 30, 2025
Commercial
Commercial and Industrial	$—	$—	$—	$2,085	$2,085
Total Commercial	—	—	—	2,085	2,085
Consumer
Automobile	431	—	—	—	431
Other	132	—	—	—	132
Total Consumer	563	—	—	—	563
Total Loans and Leases	$563	$—	$—	$2,085	$2,648

Nine Months Ended September 30, 2026
Consumer
Automobile	$495	$67	$—	$—	$562
Other	158	31	—	—	189
Total Consumer	653	98	—	—	751
Total Loans and Leases	$653	$98	$—	$—	$751

Nine Months Ended September 30, 2025
Commercial
Commercial and Industrial	$—	$—	$—	$2,085	$2,085
Total Commercial	—	—	—	2,085	2,085
Consumer
Residential Mortgage	—	—	71	—	71
Automobile	699	—	—	—	699
Other	151	—	—	—	151
Total Consumer	850	—	71	—	921
Total Loans and Leases	$850	$—	$71	$2,085	$3,006
1.Includes forbearance plans.

The following table presents the aging analysis of loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty as of September 30, 2026 and 2025.

(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total
As of September 30, 2026
Commercial
Commercial and Industrial	$1,511	$36	$—	$—	$—	$1,547
Construction	2,907	—	—	—	—	2,907
Total Commercial	4,418	36	—	—	—	4,454
Consumer
Residential Mortgage	—	—	—	1,582	1,232	2,814
Home Equity	202	—	—	491	—	693
Automobile	11,288	2,790	328	87	—	14,493
Other	1,849	145	86	61	—	2,141
Total Consumer	13,339	2,935	414	2,221	1,232	20,141
Total Loans and Leases	$17,757	$2,971	$414	$2,221	$1,232	$24,595

As of September 30, 2025
Commercial
Commercial Mortgage	$—	$—	$—	$—	$2,085	$2,085
Commercial and Industrial	215	25	—	—	—	240
Total Commercial	215	25	—	—	2,085	2,325
Consumer
Residential Mortgage	572	—	—	—	453	1,025
Home Equity	1,063	—	—	—	—	1,063
Automobile	10,119	1,880	209	93	—	12,301
Other	1,588	124	88	41	—	1,841
Total Consumer	13,342	2,004	297	134	453	16,230
Total Loans and Leases	$13,557	$2,029	$297	$134	$2,538	$18,555

Foreclosure Proceedings
Consumer mortgage loans collateralized by residential real estate property (residential mortgage and home equity) that are in the process of foreclosure totaled $10.4 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively.
Note 4.  Mortgage Servicing Rights
The Company’s portfolio of residential mortgage loans serviced for third parties was $2.4 billion as of both September 30, 2026 and December 31, 2025. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in noninterest income under mortgage banking in the Company’s unaudited consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $1.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.7 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively. Servicing income is recorded in noninterest income under mortgage banking in the Company’s unaudited consolidated statements of income. The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawai‘i.
For the three and nine months ended September 30, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$444	$619	$551	$647
Change in Fair Value	(52)	(8)	(159)	(36)
Balance at End of Period	$392	$611	$392	$611
For the three and nine months ended September 30, 2026 and 2025, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$16,182	$17,743	$16,904	$18,552
Servicing Rights that Resulted From Asset Transfers	103	52	291	231
Amortization	(433)	(479)	(1,343)	(1,467)
Balance at End of Period	$15,852	$17,316	$15,852	$17,316
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$22,556	$24,218	$23,380	$24,989
End of Period	$22,391	$23,872	$22,391	$23,872
The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Weighted-Average Constant Prepayment Rate [1]	3.98%	4.15%
Weighted-Average Life (in years)	8.89	8.96
Weighted-Average Note Rate	3.78%	3.77%
Weighted-Average Discount Rate [2]	10.62%	9.58%
1Represents annualized loan prepayment rate assumption.
2Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2026 and December 31, 2025, is presented in the following table.

(dollars in thousands)	September 30, 2026	December 31, 2025
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(268)	$(286)
Decrease in fair value from 50 bps adverse change	(531)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(241)	(263)
Decrease in fair value from 50 bps adverse change	(478)	(521)

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
The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments including the related unfunded commitments were $196.5 million and $224.7 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other assets in the unaudited consolidated statements of condition.
Unfunded Commitments
As of September 30, 2026, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2026	$37,920
2027	16,555
2028	5,033
2029	7,561
2030	378
Thereafter	18,144
Total Unfunded Commitments	$85,591

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Effective Yield Method
Tax Credits and Other Tax Benefits Recognized	$181	$533	$542	$1,598
Amortization Expense in Provision for Income Taxes	238	557	715	1,671
Proportional Amortization Method
Tax Credits and Other Tax Benefits Recognized	$11,157	$8,844	$33,473	$26,532
Amortization Expense in Provision for Income Taxes	9,156	7,491	27,467	22,473
There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2026 and 2025.
Note 6.  Securities Sold Under Agreements to Repurchase
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2026 and December 31, 2025, by collateral pledged. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2026
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000
December 31, 2025
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	$—	$—	$—	$50,000	$50,000

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2026 and December 31, 2025. The Company has swap agreements with commercial banking customers that are not subject to an enforceable master netting arrangement and therefore are excluded from this table. Interest rate swaps that are designated as fair value hedges between the Company and institutional counterparties are also excluded from this table. See Note 10. Derivative Financial Instruments for more information on swap agreements.

				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Exposure
September 30, 2026
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$129,084	$—	$129,084	$623	$128,461	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	623	—	623	623	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
December 31, 2025
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$85,047	$—	$85,047	$12,082	$71,580	$1,385
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	12,082	—	12,082	12,082	—	—
Repurchase Agreements:
Private Institutions	50,000	—	50,000	—	50,000	—
1The application of collateral cannot reduce the net exposure amount below zero. Accordingly, excess collateral is not reflected in this table. For interest rate swap agreements, the fair value of investment securities pledged as excess collateral and excluded from the table was $19.9 million and $45.9 million as of September 30, 2026 and December 31, 2025, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $53.1 million and $54.1 million as of September 30, 2026 and December 31, 2025, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2026
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(92,693)	$(24,566)	$(68,127)
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,070	1,344	3,726
Net Unrealized Losses on Investment Securities	(87,623)	(23,222)	(64,401)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	364	97	267
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	303	80	223
Other Comprehensive Loss	$(87,320)	$(23,142)	$(64,178)

Three Months Ended September 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$25,105	$6,654	$18,451
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	5,796	1,536	4,260
Net Unrealized Gains on Investment Securities	30,901	8,190	22,711
Defined Benefit Plans:
Amortization of Net Actuarial Losses	378	100	278
Amortization of Prior Service Credit	(61)	(15)	(46)
Defined Benefit Plans, Net	317	85	232
Other Comprehensive Income	$31,218	$8,275	$22,943

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2026
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(102,651)	$(27,202)	$(75,449)
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	15,738	4,172	11,566
Net Unrealized Losses on Investment Securities	(86,913)	(23,030)	(63,883)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	1,093	290	803
Amortization of Prior Service Credit	(184)	(49)	(135)
Defined Benefit Plans, Net	909	241	668
Other Comprehensive Loss	$(86,004)	$(22,789)	$(63,215)

Nine Months Ended September 30, 2025
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$73,024	$19,352	$53,672
Amounts Reclassified from Accumulated Other Comprehensive Income that Decrease Net Income:
Amortization of Unrealized Holding Losses on Held-to-Maturity Securities	17,374	4,605	12,769
Net Unrealized Gains on Investment Securities	90,398	23,957	66,441
Defined Benefit Plans:
Amortization of Net Actuarial Losses	1,133	300	833
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	949	252	697
Other Comprehensive Income	$91,347	$24,209	$67,138

The amortization of unrealized holding losses on HTM securities relates to the Company’s reclassification of AFS investment securities to the HTM category and is being amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2026 and 2025:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2026
Balance at Beginning of Period	$(117,555)	$(106,112)	$(19,808)	$(243,475)
Other Comprehensive Loss Before Reclassifications	(68,127)	—	—	(68,127)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3,726	223	3,949
Total Other Comprehensive Loss	(68,127)	3,726	223	(64,178)
Balance at End of Period	$(185,682)	$(102,386)	$(19,585)	$(307,653)

Three Months Ended September 30, 2025
Balance at Beginning of Period	$(154,009)	$(122,254)	$(22,931)	$(299,194)
Other Comprehensive Income Before Reclassifications	18,451	—	—	18,451
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,260	232	4,492
Total Other Comprehensive Income	18,451	4,260	232	22,943
Balance at End of Period	$(135,558)	$(117,994)	$(22,699)	$(276,251)

Nine Months Ended September 30, 2026
Balance at Beginning of Period	$(110,233)	$(113,952)	$(20,253)	$(244,438)
Other Comprehensive Loss Before Reclassifications	(75,449)	—	—	(75,449)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	11,566	668	12,234
Total Other Comprehensive Loss	(75,449)	11,566	668	(63,215)
Balance at End of Period	$(185,682)	$(102,386)	$(19,585)	$(307,653)

Nine Months Ended September 30, 2025
Balance at Beginning of Period	$(189,230)	$(130,763)	$(23,396)	$(343,389)
Other Comprehensive Income Before Reclassifications	53,672	—	—	53,672
Amounts Reclassified from Accumulated Other Comprehensive Income	—	12,769	697	13,466
Total Other Comprehensive Income	53,672	12,769	697	67,138
Balance at End of Period	$(135,558)	$(117,994)	$(22,699)	$(276,251)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(5,070)	$(5,796)	Interest Income
Tax Effect	1,344	1,536	Provision for Income Tax
Net of Tax	(3,726)	(4,260)
Amortization of Defined Benefit Plan Items
Prior Service Credit	61	61	Other Noninterest Expense
Net Actuarial Losses	(364)	(378)	Other Noninterest Expense
	(303)	(317)	Total Before Tax
Tax Effect	80	85	Provision for Income Tax
Net of Tax	(223)	(232)

Total Reclassifications for the Period, Net of Tax	$(3,949)	$(4,492)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Amortization of Unrealized Holding Losses on Investment Securities Held-to-Maturity	$(15,738)	$(17,374)	Interest Income
Tax Effect	4,172	4,605	Provision for Income Tax
Net of Tax	(11,566)	(12,769)
Amortization of Defined Benefit Plan Items
Prior Service Credit	184	184	Other Noninterest Expense
Net Actuarial Losses	(1,093)	(1,133)	Other Noninterest Expense
	(909)	(949)	Total Before Tax
Tax Effect	241	252	Provision for Income Tax
Net of Tax	(668)	(697)

Total Reclassifications for the Period, Net of Tax	$(12,234)	$(13,466)
1Amounts in parentheses indicate reductions to net income.

Note 8.  Earnings Per Common Share
Earnings per common share is computed using the two-class method. The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive restricted stock outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Shareholders	$58,989	$48,076	$169,681	$129,159

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,316,506	39,655,741	39,464,588	39,611,372
Dilutive Effect of Equity Based Awards	236,719	325,190	267,592	308,626
Weighted Average Common Shares Outstanding - Diluted	39,553,225	39,980,931	39,732,180	39,919,998

Earnings Per Common Share:
Basic	$1.50	$1.21	$4.30	$3.26
Diluted	$1.49	$1.20	$4.27	$3.24
Antidilutive Restricted Stock Outstanding	—	—	47,786	31,057
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

Consumer Banking
Consumer Banking offers a broad range of financial products and services, including loan and lease financing, deposit, and brokerage and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, overdraft lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Brokerage and insurance offerings include equities, mutual funds, life insurance, and annuity products. Private banking (including international client banking) and Trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products and the institutional client services group offers investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 52 branch locations and 308 ATMs throughout Hawai‘i and the West Pacific, a customer service center, and online and mobile banking services.
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

Selected business segment financial information as of and for the three and nine months ended September 30, 2026 and 2025, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2026
Net Interest Income (Expense)	$112,482	$63,262	$(19,690)	$156,054
Provision for (Recapture of) Credit Losses	3,315	(1)	(564)	2,750
Net Interest Income (Expense) After Provision for Credit Losses	109,167	63,263	(19,126)	153,304
Noninterest Income	35,995	4,369	2,342	42,706
Salaries and Benefits	22,886	4,913	34,509	62,308
Net Occupancy	7,562	411	3,224	11,197
Other Noninterest Expense	61,162	11,720	(34,083)	38,799
Noninterest Expense	91,610	17,044	3,650	112,304
Income (Loss) Before Provision for Income Taxes	53,552	50,588	(20,434)	83,706
Provision (Benefit) for Income Taxes	13,673	13,114	(7,339)	19,448
Net Income (Loss)	$39,879	$37,474	$(13,095)	$64,258
Total Assets as of September 30, 2026	$8,458,321	$6,353,238	$9,007,977	$23,819,536

Three Months Ended September 30, 2025
Net Interest Income (Expense)	$95,948	$54,196	$(13,469)	$136,675
Provision for (Recapture of) Credit Losses	2,578	(1)	(77)	2,500
Net Interest Income (Expense) After Provision for Credit Losses	93,370	54,197	(13,392)	134,175
Noninterest Income	33,870	9,550	2,546	45,966
Salaries and Benefits	21,318	5,103	36,484	62,905
Net Occupancy	7,392	396	3,144	10,932
Other Noninterest Expense	58,412	13,759	(33,621)	38,550
Noninterest Expense	87,122	19,258	6,007	112,387
Income (Loss) Before Provision for Income Taxes	40,118	44,489	(16,853)	67,754
Provision (Benefit) for Income Taxes	10,200	11,398	(7,189)	14,409
Net Income (Loss)	$29,918	$33,091	$(9,664)	$53,345
Total Assets as of September 30, 2025	$8,282,239	$6,120,551	$9,611,819	$24,014,609

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Nine Months Ended September 30, 2026
Net Interest Income (Expense)	$328,482	$189,445	$(57,279)	$460,648
Provision for (Recapture of) Credit Losses	9,411	(1,619)	308	8,100
Net Interest Income (Expense) After Provision for Credit Losses	319,071	191,064	(57,587)	452,548
Noninterest Income	105,612	12,520	9,205	127,337
Salaries and Benefits	67,161	14,314	111,932	193,407
Net Occupancy	22,409	1,202	9,236	32,847
Other Noninterest Expense	187,329	34,289	(108,311)	113,307
Noninterest Expense	276,899	49,805	12,857	339,561
Income (Loss) Before Provision for Income Taxes	147,784	153,779	(61,239)	240,324
Provision (Benefit) for Income Taxes	37,746	39,780	(22,691)	54,835
Net Income (Loss)	$110,038	$113,999	$(38,548)	$185,489
Total Assets as of September 30, 2026	$8,458,321	$6,353,238	$9,007,977	$23,819,536

Nine Months Ended September 30, 2025
Net Interest Income (Expense)	$286,911	$163,719	$(58,465)	$392,165
Provision for (Recapture of) Credit Losses	8,492	1,106	(598)	9,000
Net Interest Income (Expense) After Provision for Credit Losses	278,419	162,613	(57,867)	383,165
Noninterest Income	101,349	23,448	10,022	134,819
Salaries and Benefits	63,455	15,400	108,242	187,097
Net Occupancy	21,601	1,198	9,191	31,990
Other Noninterest Expense	175,243	41,176	(101,877)	114,542
Noninterest Expense	260,299	57,774	15,556	333,629
Income (Loss) Before Provision for Income Taxes	119,469	128,287	(63,401)	184,355
Provision (Benefit) for Income Taxes	30,362	32,813	(23,787)	39,388
Net Income (Loss)	$89,107	$95,474	$(39,614)	$144,967
Total Assets as of September 30, 2025	$8,282,239	$6,120,551	$9,611,819	$24,014,609

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

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements [1]	$1,600,000	$24,693	$1,500,000	$(8,909)
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	1,744	17	1,975	45
Forward Commitments	6,250	166	5,250	(12)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	2,030,843	(128,495)	2,337,727	(73,056)
Pay Fixed/Receive Variable Swaps	2,030,843	128,461	2,337,727	72,965
Foreign Exchange Swaps	73,282	18	57,773	(188)
Conversion Rate Swap Agreements [2]	107,907	NA	105,941	NA
Makewhole Agreements [3]	23,954	NA	47,819	NA
1As of December 31, 2025, the amounts presented in the table above exclude forward starting swaps with a notional value of $500 million and a fair value of $1.5 million. No forward swaps were outstanding as of September 30, 2026.
2The conversion rate swap agreements were valued at zero as further reductions to the conversion rate were not reasonably estimable.
3The makewhole agreements were valued at zero as the likelihood of a payment required to the buyer was not reasonably estimable.
The following table presents the Company’s derivative financial instruments, their fair values, and their location in the unaudited consolidated statements of condition as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Asset Derivatives [1]	Liability Derivatives [1]	Asset Derivatives [1]	Liability Derivatives [1]
Interest Rate Swap Agreements
Not Designated as Hedging Instruments	$129,673	$129,707	$97,037	$97,128
Designated as Hedging Instruments	24,693	—	2,494	9,872
	154,366	129,707	99,531	107,000
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	20	3	45	—
Forward Commitments	166	—	—	12
Foreign Exchange Swaps	263	245	5	193
Total Derivatives	$154,815	$129,955	$99,581	$107,205
1Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the unaudited consolidated statements of condition. Derivatives are reported on the Company's unaudited consolidated statements of condition at fair value.

As part of the Company's ongoing interest rate swap portfolio management process, the Company terminated three interest rate swap agreements with a total notional value of $400.0 million during the nine months ended September 30, 2026. These interest rate swap agreements were designated as fair value hedging instruments. Upon termination of the swaps, the Company discontinued fair value hedge accounting; however, the cumulative fair value hedge basis adjustments of $6.8 million related to the hedged layers were retained in the carrying amounts of the respective closed portfolios. As of September 30, 2026 and December 31, 2025, the Company had aggregate unamortized losses of $24.6 million and $20.4 million, respectively, related to terminated interest rate swap agreements. These amounts are being amortized to interest income over the remaining terms of the hedged assets using the effective interest method. The Company amortized fair value hedge basis adjustments related to previously terminated interest rate swaps to interest income of $1.0 million and $0.6 million during the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $1.8 million during the nine months ended September 30, 2026 and 2025, respectively.
The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the unaudited consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Location of Net Gains (Losses) Recognized in the Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Derivatives designated as hedging instruments
Recognized on Interest Rate Swap Agreements	Interest Income on Investment Securities Available-for-Sale	$3,463	$726	$9,799	$(6,764)
Recognized on Hedged Item	Interest Income on Investment Securities Available-for-Sale	(3,513)	(750)	(9,924)	6,746
Net Cash Settlements	Interest Income on Investment Securities Available-for-Sale	713	226	1,386	205
Recognized on Interest Rate Swap Agreements	Interest and Fees on Loans and Leases	4,977	173	15,486	(11,654)
Recognized on Hedged Item	Interest and Fees on Loans and Leases	(5,031)	(238)	(15,596)	11,551
Net Cash Settlements	Interest and Fees on Loans and Leases	863	2,130	2,152	5,639
Derivatives not designated as hedging instruments
Interest Rate Lock Commitments	Mortgage Banking	5	85	252	337
Forward Commitments	Mortgage Banking	237	(4)	258	(8)
Interest Rate Swap Agreements	Other Noninterest Income	28	(19)	58	(29)
Foreign Exchange Swaps	Interest Income on Investment Securities Available-for-Sale	(339)	—	(1,063)	—
Conversion Rate Swap Agreements	Investment Securities Gains (Losses), Net	(628)	(780)	(1,223)	(1,343)
Total		$775	$1,549	$1,585	$4,680
The following amounts were recorded on the unaudited consolidated statements of condition related to the cumulative basis adjustment for fair value hedges as of September 30, 2026 and December 31, 2025:

Line Item in the Unaudited Consolidated Statements of Condition	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included In the Carrying Amount of the Hedged Assets
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investment Securities, Available-for-Sale [1]	$489,707	$703,874	$(10,293)	$3,874
Loans and Leases [2]	1,085,352	1,303,411	(14,648)	3,411
1These amounts were included in the fair value of closed portfolios of investment securities, AFS used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2026 and December 31, 2025, the fair value of the closed portfolios used in these hedging relationships was $1.2 billion and $1.3 billion, respectively.

2These amounts were included in the amortized cost basis of closed portfolios of loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.6 billion and $2.8 billion, respectively.
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments/Forward Commitments
The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To mitigate this risk, the Company utilizes forward commitments as economic hedges against the potential decreases in the values of the loans held for sale. IRLCs and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s unaudited consolidated statements of income.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s unaudited consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash and marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net asset positions with its financial institution counterparties totaling $128.5 million and $73.0 million as of September 30, 2026 and December 31, 2025, respectively.
Foreign Exchange Swaps
The Company enters into foreign exchange swap agreements to economically convert certain foreign-currency-denominated deposits into U.S. dollars for funding and liquidity management purposes. The foreign exchange swaps are free-standing derivatives which are carried at fair value with changes included in interest income in the Company’s unaudited consolidated statements of income.
Conversion Rate Swap Agreements
As certain sales of Visa Class B restricted shares were completed, the Company entered into conversion rate swap agreements with the buyers that require payment to the buyers in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares. In the event of Visa increasing the conversion ratio, the buyers would be required to make payment to the Company. As of September 30, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed not reasonably estimable by management.
Makewhole Agreements
In 2024, the Company entered into makewhole agreements with certain buyers of its Visa Class B restricted shares that reduces the payments that would be required pursuant to the conversion rate swap agreements described above but would require payment to the buyer in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2026 and December 31, 2025, the makewhole agreements were valued at zero (i.e., no contingent liability recorded) as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.

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
Note 11.  Commitments and Contingencies
The Company’s credit commitments as of September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Unfunded Commitments to Extend Credit	$3,419,150	$3,183,221
Standby Letters of Credit	95,079	99,692
Commercial Letters of Credit	13,699	7,047
Total Credit Commitments	$3,527,928	$3,289,960
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
Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $77.6 million secured certain specifically identified standby letters of credit as of September 30, 2026. As of September 30, 2026, the standby and commercial letters of credit had remaining terms ranging from 1 to 15 months.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment Securities Available-for-Sale
Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury, as quoted prices were available, unadjusted, for identical securities in active markets. Level 2 investment securities were primarily comprised of debt securities issued by government agencies, states and municipalities, corporations, as well as mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third party broker quotes.
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
The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The fair values of interest rate swaps are classified as a Level 2 measurement. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2026 and December 31, 2025, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were not reasonably estimable by management. See Note 10 Derivative Financial Instruments for more information. The fair value of the makewhole agreements represents the amount owed by the Company to the buyer of the Visa Class B shares in the event Visa requires additional legal reserves to settle ongoing litigation. As of September 30, 2026 and December 31, 2025, the makewhole agreements were valued at zero as the likelihood of the Company being required to make a payment to the buyer is not reasonably estimable by management.
The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$48,951	$82,462	$—	$131,413
Debt Securities Issued by States and Political Subdivisions	—	64,020	—	64,020
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	105	—	105
Debt Securities Issued by Corporations	—	696,248	—	696,248
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	—	1,392,903	—	1,392,903
Commercial - Government Agencies or Sponsored Enterprises	—	331,693	—	331,693
Commercial - Non Agency	—	60,545	—	60,545
Total Collateralized Mortgage Obligations	—	1,785,141	—	1,785,141
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	846,515	—	846,515
Total Investment Securities Available-for-Sale	48,951	3,474,491	—	3,523,442
Loans Held for Sale	—	3,971	—	3,971
Mortgage Servicing Rights	—	—	392	392
Deferred Compensation Plan Assets	13,114	—	—	13,114
Derivatives [1]	—	154,795	20	154,815
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2026	$62,065	$3,633,257	$412	$3,695,734
Liabilities:
Derivatives [1]	$—	$129,952	$3	$129,955
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2026	$—	$129,952	$3	$129,955
December 31, 2025
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$119,223	$99,115	$—	$218,338
Debt Securities Issued by States and Political Subdivisions	—	66,312	—	66,312
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	781	—	781
Debt Securities Issued by Corporations	—	735,643	—	735,643
Collateralized Mortgage Obligations:
Residential - Government Agencies or Sponsored Enterprises	—	1,488,382	—	1,488,382
Commercial - Government Agencies or Sponsored Enterprises	—	329,836	—	329,836
Commercial - Non Agency	—	60,645	—	60,645
Total Collateralized Mortgage Obligations	—	1,878,863	—	1,878,863
Mortgage-Backed Securities:
Residential - Government Agencies or Sponsored Enterprises	—	610,715	—	610,715
Total Investment Securities Available-for-Sale	119,223	3,391,429	—	3,510,652
Loans Held for Sale	—	4,369	—	4,369
Mortgage Servicing Rights	—	—	551	551
Deferred Compensation Plan Assets	15,959	—	—	15,959
Derivatives [1]	—	99,536	45	99,581
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2025	$135,182	$3,495,334	$596	$3,631,112
Liabilities:
Derivatives [1]	$—	$107,205	$—	$107,205
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025	$—	$107,205	$—	$107,205
1The fair value of each class of derivatives is shown in Note 10. Derivative Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of September 30, 2026 and December 31, 2025, there were no assets or liabilities with nonrecurring fair value adjustments. Additionally, there were no nonrecurring fair value adjustments during the three and nine months ended September 30, 2026 and 2025.
Fair Value Option
The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2026
Loans Held for Sale	$3,971	$4,097	$(126)
December 31, 2025
Loans Held for Sale	$4,369	$4,313	$56
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s unaudited consolidated statements of income. For the three and nine months ended September 30, 2026 and 2025, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were immaterial.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is the estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,974,033	$3,201,942	$113,729	$3,088,213	$—
Loans	14,077,283	13,361,727	—	—	13,361,727
Financial Instruments - Liabilities
Time Deposits	2,718,038	2,702,432	—	2,702,432	—
Securities Sold Under Agreements to Repurchase	50,000	49,049	—	49,049	—
Other Debt [1]	845,000	842,791	—	842,791	—
December 31, 2025
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,245,681	$3,651,966	$115,747	$3,536,219	$—
Loans	13,784,829	13,423,382	—	—	13,423,382
Financial Instruments – Liabilities
Time Deposits	2,781,082	2,774,104	—	2,774,104	—
Securities Sold Under Agreements to Repurchase	50,000	51,407	—	51,407	—
Other Debt [1]	550,000	555,622	—	555,622	—
1Excludes finance lease obligations.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand the Company and its operations and is focused on our financial results for the third quarter of 2026, including comparisons of year-to-year performance, trends, and updates from the Company’s most recent 10-K filing. Discussion and analysis of our 2025 fiscal year, as well as the year-to-year comparison between fiscal years 2025 and 2024, are included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected due to global economic conditions and a variety of risks and uncertainties, including, but not limited to: (1) Our business is sensitive to regional business and economic conditions, in particular those of Hawaiʻi, Guam and other Pacific Islands; (2) Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations; (3) Significant changes to the size, structure, powers and operations of the federal government, the effects of any prolonged shutdown of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition; (4) A sustained period of high inflation could pose a risk to local economies and the financial performance of the Bank; (5) Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers; (6) Disruptions, instability and failures in the banking industry may negatively impact us; (7) Any reduction in defense spending by the federal government in the state of Hawaiʻi could adversely impact the economy in Hawaiʻi and the Pacific Islands; (8) Changes in interest rates could adversely impact our results of operations and capital; (9) Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio; (10) Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor; (11) Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services; (12) The Parent’s liquidity is dependent on dividends from the Bank; (13) There can be no assurance that the Parent will continue to declare cash dividends; (14) Fiscal and monetary policy changes may significantly impact our profitability and liquidity; (15) Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business; (16) Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations; (17) A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third-party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation; (18) An interruption or breach in security of our information systems or those related to merchants and third-party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses; (19) Our mortgage banking income may experience significant volatility; (20) Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change; (21) Risks related to representation and warranty provisions may impact our mortgage loan servicing business; (22) Risks relating to residential mortgage loan servicing activities may adversely affect our results; (23) The requirement to record certain assets and liabilities at fair value may adversely affect our financial results; (24) Natural disasters and adverse weather in Hawaiʻi and the Pacific Islands may negatively affect real estate property values and our operations; (25) Competition may adversely affect our business; (26) Our future performance will depend on our ability to respond timely to technological change; (27) The development and use of AI present risks and challenges that may adversely impact our business; (28) Negative public opinion could damage our reputation and adversely impact our earnings and liquidity; (29) We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; (30) Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively; (31) The soundness of other financial institutions may adversely impact our financial condition or results of operations; and (32) We have experienced increases in FDIC insurance assessments.

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
Hawai‘i Economy
Hawai‘i’s near-term economic outlook has weakened due to the combined effects of storm-related disruptions and geopolitical tensions in the Middle East, which have contributed to higher energy prices, elevated inflation, and increased travel costs. An active storm season, including Hurricane Lowell and earlier Kona Low events, disrupted tourism activity, affected local businesses, damaged residential property, and increased recovery costs across the State. International visitor arrivals have also been pressured by higher travel costs and softer demand from certain markets. Despite these headwinds, visitor activity is expected to improve modestly in 2027 as energy prices moderate and storm-related impacts subside. Statewide payroll employment is expected to decline modestly in 2026, reflecting softer labor demand, while the unemployment rate is projected to remain low by historical standards. Construction activity continues to support economic growth, driven by federal military projects, the Honolulu Skyline rail project, the Kapalama port modernization project, and private-sector development. The residential real estate market remains soft, as elevated mortgage rates continue to constrain housing affordability despite generally stable home prices.

For the first nine months of 2026, the median price of single-family home sales on Oahu increased by 3.1% while the median price of condominiums increased by 2.0% compared to the same period in 2025. The volume of single-family homes sales on Oahu increased 5.9% and condominium sales decreased 2.4% compared to the same period in 2025. Inventory of single-family homes and condominiums on Oahu was 3.2 months and 7.0 months, respectively, for the third quarter of 2026.
Earnings Summary
Net income for the third quarter of 2026 was $64.3 million, an increase of $10.9 million, or 20.5%, compared to the same period in 2025. Diluted earnings per common share was $1.49 for the third quarter of 2026, an increase of $0.29, or 24.2%, compared to the same period in 2025.
•The return on average common equity for the third quarter of 2026 was 15.38% compared with 13.59% in the same period last year.
•Net interest income for the third quarter of 2026 was $156.1 million, an increase of 14.2% compared to the same period last year.
•Net interest margin was 2.82% in the third quarter of 2026, an increase of 36 basis points from the same period last year.
•The provision for credit losses for the third quarter of 2026 and 2025 was $2.8 million and $2.5 million, respectively.
•Noninterest income was $42.7 million in the third quarter of 2026, a decrease of 7.1% compared to the same period last year.
•Noninterest expense was $112.3 million in the third quarter of 2026 and remained flat compared to the same period last year.
•The effective tax rate for the third quarter of 2026 was 23.2% compared with 21.3% for the same period last year.
•Total assets were $23.8 billion as of September 30, 2026, a decrease of 1.5% from December 31, 2025.
•Total loans and leases were $14.4 billion as of September 30, 2026, an increase of 2.1% from December 31, 2025.
•The allowance for credit losses on loans and leases was $146.2 million as of September 30, 2026, a decrease of $0.6 million from December 31, 2025. The ratio of the allowance for credit losses to total loans and leases outstanding was 1.02% at the end of the quarter, down 2 basis points from December 31, 2025.
•Net loan and lease charge-offs during the third quarter of 2026 were $3.3 million, comprised of charge-offs of $4.7 million partially offset by recoveries of $1.4 million. Compared to the same quarter of 2025, net loan and lease charge-offs increased by $0.7 million. Net loan and lease charge-offs to average loans and leases outstanding during the third quarter of 2026 was 0.09% compared to 0.07% in the same period last year.
•Total non-performing assets (“NPAs”) were $43.4 million as of September 30, 2026, up $29.2 million from December 31, 2025. NPAs were 30 basis points of total loans and leases and foreclosed real estate at the end of the quarter, up 20 basis points from December 31, 2025.
•The investment securities portfolio was $7.5 billion as of September 30, 2026, a decrease of 3.3% from December 31, 2025. The investment portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.
•Total deposits were $20.5 billion as of September 30, 2026 and $21.2 billion as of December 31, 2025.
•Total shareholders’ equity was $1.8 billion as of September 30, 2026 and $1.9 billion as of December 31, 2025.
•During the three months ended September 30, 2026, we repurchased 255,874 shares of common stock at an average cost per share of $78.96 and a total cost of $20.2 million under the share repurchase program. Total remaining buyback authority under the share repurchase program was $68.7 million at September 30, 2026. In October 2026, the Board of Directors increased the authorization under the share repurchase program by $200 million to $268.7 million.
•We maintained a quarterly dividend of $0.70 per common share during the three months ended September 30, 2026 and 2025.

Analysis of Unaudited Statements of Income
Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis ¹											Table 1
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in millions)	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate	Average Balance	Income/Expense [2]	Yield/Rate
Earning Assets
Cash and Cash Equivalents	$187.7	$1.7	3.49%	$744.3	$8.2	4.31%	$251.4	$6.7	3.53%	$533.5	$17.5	4.32%
Investment Securities
Available-for-Sale
Taxable	3,602.0	36.0	3.99	3,157.8	29.3	3.70	3,623.2	106.3	3.91	2,979.8	80.2	3.59
Non-Taxable	31.6	0.4	5.14	32.4	0.5	5.98	31.8	1.2	5.10	27.0	1.2	5.85
Held-to-Maturity
Taxable	3,995.2	17.3	1.74	4,363.9	19.2	1.76	4,086.7	53.7	1.75	4,457.6	59.0	1.77
Non-Taxable	32.9	0.2	1.92	33.8	0.2	2.10	33.3	0.5	2.04	34.0	0.5	2.10
Total Investment Securities	7,661.7	53.9	2.81	7,587.9	49.2	2.59	7,775.0	161.7	2.77	7,498.4	140.9	2.51
Loans Held for Sale	2.9	0.0	5.83	1.6	0.0	5.92	3.1	0.1	5.71	2.0	0.1	5.89
Loans and Leases [3]
Commercial Mortgage	4,393.9	57.1	5.15	4,016.3	54.3	5.36	4,310.4	166.7	5.17	4,018.9	160.5	5.34
Commercial and Industrial	1,656.2	20.6	4.92	1,600.7	20.5	5.09	1,621.7	58.8	4.85	1,657.1	62.9	5.07
Construction	145.7	2.2	6.09	394.4	7.3	7.32	190.1	9.0	6.31	366.6	20.0	7.28
Commercial Lease Financing	83.6	0.9	4.47	93.0	1.0	4.11	85.0	2.8	4.34	92.5	2.8	4.00
Residential Mortgage	4,854.9	50.2	4.13	4,638.1	46.7	4.02	4,816.7	146.9	4.07	4,627.2	137.1	3.95
Home Equity	2,080.5	24.5	4.68	2,129.6	23.9	4.46	2,089.6	72.2	4.62	2,141.8	69.7	4.35
Automobile	670.9	9.7	5.75	706.9	9.5	5.35	677.6	28.7	5.66	729.7	28.3	5.18
Other	419.7	8.2	7.78	403.0	7.7	7.63	412.4	23.9	7.76	397.0	22.3	7.52
Total Loans and Leases	14,305.4	173.4	4.82	13,982.0	170.9	4.86	14,203.5	509.0	4.79	14,030.8	503.6	4.80
Other	83.7	1.5	6.85	65.3	1.1	6.54	82.9	4.1	6.50	65.2	3.2	6.64
Total Earning Assets	22,241.4	230.5	4.13	22,381.1	229.4	4.08	22,315.9	681.6	4.08	22,129.9	665.3	4.01
Non-Earning Assets	1,527.2			1,613.9			1,532.1			1,614.8
Total Assets	$23,768.6			$23,995.0			$23,848.0			$23,744.7
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,836.6	$7.1	0.73%	$3,781.0	$7.8	0.81%	$3,819.1	$21.1	0.74%	$3,753.3	$22.4	0.80%
Savings	8,798.7	41.5	1.87	8,831.0	50.6	2.28	8,739.5	120.0	1.84	8,652.4	146.0	2.25
Time	2,555.8	17.3	2.69	3,057.6	26.2	3.40	2,671.6	55.5	2.78	3,048.4	80.4	3.53
Total Interest-Bearing Deposits	15,191.1	65.9	1.72	15,669.6	84.6	2.14	15,230.2	196.6	1.73	15,454.1	248.8	2.15
Securities Sold Under Agreements to Repurchase	50.0	0.5	3.89	50.0	0.5	3.89	50.0	1.5	3.89	58.8	1.7	3.88
Other Debt	627.8	6.7	4.19	558.3	6.0	4.23	594.2	18.8	4.20	564.9	17.8	4.23
Total Interest-Bearing Liabilities	15,868.9	73.1	1.83	16,277.9	91.1	2.22	15,874.4	216.9	1.83	16,077.8	268.3	2.23
Net Interest Income		$157.4			$138.3			$464.7			$397.0
Interest Rate Spread			2.30%			1.86%			2.25%			1.78%
Net Interest Margin			2.82%			2.46%			2.78%			2.39%
Noninterest-Bearing Demand Deposits	5,471.3			5,398.7			5,570.5			5,359.9
Other Liabilities	562.1			569.8			537.8			597.2
Shareholders' Equity	1,866.3			1,748.6			1,865.3			1,709.8
Total Liabilities and Shareholders' Equity	$23,768.6			$23,995.0			$23,848.0			$23,744.7
1Due to rounding, the amounts presented in this table may not tie to other amounts presented elsewhere in this report.
2Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.3 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2025, respectively.
3Non-performing loans and leases are included in the respective average loan and lease balances.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis						Table 2
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared to September 30, 2025			Compared to September 30, 2025
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Cash and Cash Equivalents	$(5.2)	$(1.3)	$(6.5)	$(8.0)	$(2.7)	$(10.7)
Investment Securities
Available-for-Sale
Taxable	4.3	2.4	6.7	18.4	7.8	26.2
Non-Taxable	0.0	(0.1)	(0.1)	0.2	(0.2)	0.0
Held-to-Maturity
Taxable	(1.6)	(0.3)	(1.9)	(4.9)	(0.5)	(5.4)
Non-Taxable	0.0	0.0	0.0	0.0	0.0	0.0
Total Investment Securities	2.7	2.0	4.7	13.7	7.1	20.8
Loans Held for Sale	0.0	0.0	0.0	0.0	0.0	0.0
Loans and Leases
Commercial Mortgage	5.0	(2.2)	2.8	11.4	(5.2)	6.2
Commercial and Industrial	0.7	(0.7)	0.0	(1.3)	(2.8)	(4.1)
Construction	(4.0)	(1.1)	(5.1)	(8.6)	(2.4)	(11.0)
Commercial Lease Financing	0.0	0.0	0.0	(0.1)	0.1	0.0
Residential Mortgage	2.2	1.3	3.5	5.7	4.1	9.8
Home Equity	(0.6)	1.2	0.6	(1.7)	4.2	2.5
Automobile	(0.5)	0.7	0.2	(2.1)	2.5	0.4
Other	0.3	0.2	0.5	0.9	0.7	1.6
Total Loans and Leases	3.1	(0.6)	2.5	4.2	1.2	5.4
Other	0.3	0.1	0.4	0.9	(0.2)	0.7
Total Change in Interest Income	0.9	0.2	1.1	10.8	5.4	16.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(0.8)	(0.7)	0.4	(1.8)	(1.4)
Savings	(0.2)	(8.9)	(9.1)	1.5	(27.2)	(25.7)
Time	(3.9)	(4.9)	(8.8)	(9.2)	(15.8)	(25.0)
Total Interest-Bearing Deposits	(4.0)	(14.6)	(18.6)	(7.3)	(44.8)	(52.1)
Securities Sold Under Agreements to Repurchase	—	—	—	(0.3)	0.0	(0.3)
Other Debt	0.8	(0.1)	0.7	0.9	(0.1)	0.8
Total Change in Interest Expense	(3.2)	(14.7)	(17.9)	(6.7)	(44.9)	(51.6)

Change in Net Interest Income	$4.1	$14.9	$19.0	$17.5	$50.3	$67.8
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

The average balance of our earning assets for the three and nine months ended September 30, 2026 decreased by $139.7 million or 1% and increased by $186.0 million or 1%, respectively, compared to the same periods last year. The decrease during the three months ended September 30, 2026 compared to the same period last year was primarily due to a decrease in the average balance of cash and cash equivalents partially offset by an increase in the average balance of total loans and leases. The increase during the nine months ended September 30, 2026 compared to the same period last year was primarily due to an increase in the average balance of available-for-sale investment securities and total loans and leases. As compared to the same periods last year, yields on our investment securities portfolio increased by 22 basis points and 26 basis points during the three and nine months ended September 30, 2026, respectively. These increases were primarily due to the amortization of lower yielding investments being reinvested into new investments at higher current interest rates, as well as the impact of the repositioning of a portion of our AFS securities portfolio in the fourth quarter of 2025, which resulted in a higher-yielding securities mix. As compared to the same periods last year, yields on our loan and lease portfolio decreased by 4 basis points and 1 basis point during the three and nine months ended September 30, 2026, respectively. These decreases were primarily due to a decrease in interest rates that resulted in the repricing of variable-rate commercial loans and the placement of a single commercial mortgage on non-accrual status in the third quarter of 2026. The decrease was partially offset by the continued amortization of lower‑yielding loans along with the origination of new loans at higher prevailing interest rates.

The average balance of our interest-bearing deposits for the three and nine months ended September 30, 2026 decreased by $478.5 million or 3% and $223.9 million or 1%, respectively, compared to the same periods last year. As compared to the same periods last year, the cost of our interest-bearing deposits decreased by 42 basis points during both the three and nine months ended September 30, 2026 primarily due to a decrease in the prevailing interest rate environment.
Noninterest Income
Table 3 presents the components of noninterest income.

Noninterest Income								Table 3
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Trust and Asset Management	$13,420	$12,598	$822	6.5%	$39,577	$36,436	$3,141	8.6%
Fees, Exchange, and Other Service Charges	10,839	15,219	(4,380)	(28.8)	32,894	44,039	(11,145)	(25.3)
Service Charges on Deposit Accounts	9,052	8,510	542	6.4	25,845	24,888	957	3.8
Bank-Owned Life Insurance	3,877	3,681	196	5.3	11,947	11,006	941	8.5
Annuity and Insurance	2,117	1,095	1,022	93.3	5,603	4,087	1,516	37.1
Mortgage Banking	906	906	—	—	2,621	2,743	(122)	(4.4)
Investment Securities Losses, Net	(1,493)	(1,945)	452	23.2	(4,052)	(4,678)	626	13.4
Other Income	3,988	5,902	(1,914)	(32.4)	12,902	16,298	(3,396)	(20.8)
Total Noninterest Income	$42,706	$45,966	$(3,260)	(7.1)%	$127,337	$134,819	$(7,482)	(5.5)%
Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $14.2 billion and $12.6 billion as of September 30, 2026 and September 30, 2025, respectively. Trust and asset management income increased by $0.8 million or 7% in the third quarter of 2026 and by $3.1 million or 9% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to the increase in trust assets under management.
Fees, exchange, and other service charges decreased by $4.4 million or 29% in the third quarter of 2026 and by $11.1 million or 25% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to lower merchant income following the sale of our merchant services portfolio in the fourth quarter of 2025.
Annuity and insurance income increased by $1.0 million or 93% in the third quarter of 2026 and by $1.5 million or 37% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to higher production resulting from expanded product offerings and improved referral activity during the three and nine months ended September 30, 2026.

Other income decreased by $1.9 million or 32% in the third quarter of 2026 compared to the same period last year, primarily due to lower fee income resulting from a decrease in the volume of customer derivative transactions. Other income decreased by $3.4 million or 21% for the nine months ended September 30, 2026 compared to the same period last year, primarily due to lower fee income resulting from reduced customer derivative transactions and foreign exchange volumes, as well as the absence of a gain on sale of other real estate owned (“OREO”) property recognized in the prior year period.
Noninterest Expense
Table 4 presents the components of noninterest expense.

Noninterest Expense								Table 4
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Salaries	$41,291	$40,428	$863	2.1%	$120,736	$118,314	$2,422	2.0%
Medical, Dental, and Life Insurance	5,388	3,908	1,480	37.9	14,453	12,055	2,398	19.9
Retirement and Other Benefits	4,310	3,895	415	10.7	13,262	12,850	412	3.2
Incentive Compensation	3,987	4,280	(293)	(6.8)	15,791	14,920	871	5.8
Payroll Taxes	3,049	2,998	51	1.7	11,440	10,762	678	6.3
Share-Based Compensation	2,861	3,979	(1,118)	(28.1)	12,640	11,148	1,492	13.4
Commission Expense	1,388	1,326	62	4.7	4,315	3,502	813	23.2
Separation Expense	34	2,091	(2,057)	(98.4)	770	3,546	(2,776)	(78.3)
Total Salaries and Benefits	62,308	62,905	(597)	(0.9)	193,407	187,097	6,310	3.4
Net Equipment	11,307	10,285	1,022	9.9	32,522	30,454	2,068	6.8
Net Occupancy	11,197	10,932	265	2.4	32,847	31,990	857	2.7
Professional Fees	5,571	4,022	1,549	38.5	15,073	12,549	2,524	20.1
Data Processing	5,474	5,603	(129)	(2.3)	16,518	16,326	192	1.2
FDIC Insurance	3,004	3,508	(504)	(14.4)	8,701	8,790	(89)	(1.0)
Other Expense:
Advertising	2,398	2,059	339	16.5	6,773	6,098	675	11.1
Delivery and Postage Services	1,890	1,664	226	13.6	5,463	5,009	454	9.1
Mileage Program Travel	988	1,048	(60)	(5.7)	3,038	3,154	(116)	(3.7)
Operational Losses	484	674	(190)	(28.2)	2,186	3,279	(1,093)	(33.3)
Business Development and Travel	612	509	103	20.2	1,807	1,559	248	15.9
Other	7,071	9,178	(2,107)	(23.0)	21,226	27,324	(6,098)	(22.3)
Total Other Expense	13,443	15,132	(1,689)	(11.2)	40,493	46,423	(5,930)	(12.8)
Total Noninterest Expense	$112,304	$112,387	$(83)	(0.1)%	$339,561	$333,629	$5,932	1.8%
Total salaries and benefits expense decreased by $0.6 million or 1% in the third quarter of 2026, primarily due to decreases in separation expense, share-based compensation expense, and incentive compensation, partially offset by an increase in medical, dental, and life insurance expense which was driven by higher costs incurred in connection with medical insurance. Total salaries and benefits expense increased by $6.3 million or 3% for the nine months ended September 30, 2026 compared to the same period last year, primarily due to increases in base salaries primarily due to annual merit increases, medical, dental, and life insurance expense, and share-based compensation related to the accelerated vesting during the nine months ended September 30, 2026 of restricted stock awards pursuant to the retirement provisions of performance-based restricted stock awards granted in 2024 and 2025. Medical, dental, and life insurance expense increased by $2.4 million or 20% for the nine months ended September 30, 2026 compared to the same period last year, primarily due to higher costs incurred in connection with medical insurance.
Net equipment expense increased by $1.0 million or 10% in the third quarter of 2026 and by $2.1 million or 7% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to higher depreciation expense and software license fees and maintenance.

Professional fees increased by $1.5 million or 39% in the third quarter of 2026 and by $2.5 million or 20% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to an increase in consulting costs incurred.
Total other expense decreased by $1.7 million or 11% in the third quarter of 2026 and by $5.9 million or 13% for the nine months ended September 30, 2026 compared to the same periods last year, primarily due to lower merchant transaction and card processing expenses following the sale of our merchant services portfolio in the fourth quarter of 2025, as well as a decrease in operational losses due to fewer dispute charge-offs.
Provision for Income Taxes
Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for Income Taxes	$19,448	$14,409	$54,835	$39,388
Effective Tax Rates	23.24%	21.27%	22.82%	21.37%
The provision for income taxes was $19.4 million in the third quarter of 2026, an increase of $5.0 million compared to the same period last year. The effective tax rate for the third quarter of 2026 was 23.2%, an increase from 21.3% for the same period last year. The higher effective tax rate for the third quarter of 2026 compared to the same period last year was primarily due to a decrease in tax exempt income and a decrease in tax benefits from discrete items.

The provision for income taxes was $54.8 million in the nine months ended September 30, 2026, an increase of $15.4 million compared to the same period last year. The effective tax rate for the nine months ended September 30, 2026 was 22.8%, an increase from 21.4% for the same period last year. The higher effective tax rate for the nine months ended September 30, 2026 compared to the same period last year was primarily due to higher pretax book income, which reduced the benefit of tax advantaged investments, as well as an increase in non-deductible compensation and a decrease in tax benefits from discrete items.

Analysis of Unaudited Statements of Condition
Cash and Cash Equivalents
Cash and cash equivalents were $442.0 million as of September 30, 2026, a decrease of $504.5 million or 53.3% from the prior year. The decrease was primarily due to a decline in deposits and loan growth during the period.
Investment Securities
The carrying value of our investment securities portfolio was $7.5 billion and $7.8 billion as of September 30, 2026 and December 31, 2025, respectively. The decrease was primarily due to portfolio runoff, including maturities and paydowns, a decline in the fair value of our available-for-sale ("AFS") investment portfolio, partially offset by the purchase of $544.2 million in AFS investment securities during the nine months ended September 30, 2026.
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
Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac represent the largest concentration in our portfolio. As of September 30, 2026, the issuers of these securities carry credit ratings equivalent to those of the U.S. Government, reflecting the explicit and/or implicit guarantees provided.

Net unrealized losses in our AFS and HTM investment securities were $1.0 billion as of September 30, 2026 and $739.8 million as of December 31, 2025. The increase in net unrealized losses was primarily due to changes in interest rates during the nine months ended September 30, 2026. In addition, we transferred AFS investment securities to the HTM category in 2022. At the time of transfer, these securities had a fair value of $1.3 billion. The unrealized losses at the time of transfer remain in accumulated other comprehensive income and are amortized over the estimated remaining life of the securities through an adjustment to the effective yield of the HTM portfolio. The unamortized balance of these losses was $139.3 million and $155.0 million as of September 30, 2026 and December 31, 2025, respectively. See Note 7 Accumulated Other Comprehensive Income to the unaudited Consolidated Financial Statements for more information.
Loans and Leases
Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances				Table 6
(dollars in thousands)	September 30, 2026	December 31, 2025	Dollar Change	Percent Change
Commercial
Commercial Mortgage	$4,467,245	$4,205,791	$261,454	6.2%
Commercial and Industrial	1,652,329	1,584,245	68,084	4.3
Construction	117,919	208,584	(90,665)	(43.5)
Lease Financing	81,556	88,303	(6,747)	(7.6)
Total Commercial	6,319,049	6,086,923	232,126	3.8
Consumer
Residential Mortgage	4,857,923	4,775,502	82,421	1.7
Home Equity	2,091,468	2,114,809	(23,341)	(1.1)
Automobile	671,597	690,376	(18,779)	(2.7)
Other	431,299	414,440	16,859	4.1
Total Consumer	8,052,287	7,995,127	57,160	0.7
Total Loans and Leases	$14,371,336	$14,082,050	$289,286	2.1%

Total loans and leases as of September 30, 2026 increased by $289.3 million or 2.1% from December 31, 2025, due to growth in both our commercial and consumer loans.
Commercial loans and leases as of September 30, 2026 increased by $232.1 million or 3.8% from December 31, 2025. The increase was primarily due to growth in our commercial mortgage and commercial and industrial portfolios, which increased by $261.5 million or 6.2% and $68.1 million or 4.3%, respectively. This increase was partially offset by a decrease in our construction portfolio, which decreased by $90.7 million or 43.5%, primarily due to the completion of several construction projects during the nine months ended September 30, 2026. Consumer loans and leases as of September 30, 2026 increased by $57.2 million or 0.7% from December 31, 2025, primarily due to growth in our residential mortgage portfolio, which increased by $82.4 million or 1.7%, largely attributable to growth in residential mortgage loans secured by new condominium units. This was partially offset by paydowns in our home equity and automobile loans portfolios.

Table 7 presents an additional breakdown of the Company’s commercial mortgage portfolio.

Commercial Mortgage Breakdown						Table 7
	September 30, 2026			December 31, 2025
(dollars in thousands)	Amount	Percent of Total	% Owner Occupied	Amount	Percent of Total	% Owner Occupied
Multi-family	$1,323,096	30%	—%	$1,203,151	29%	—%
Industrial	845,354	19	40	776,260	18	38
Retail	762,984	17	3	696,492	17	3
Lodging	623,336	14	—	649,196	15	—
Office	317,903	7	24	336,144	8	22
Other [1]	594,572	13	20	544,548	13	23
Total Commercial Mortgage	$4,467,245	100%	12%	$4,205,791	100%	12%
1.Amount includes unamortized loan origination fees.

Table 8 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 8
(dollars in thousands)	Hawai‘i	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2026
Commercial
Commercial Mortgage	$3,874,215	$422,560	$165,550	$4,920	$4,467,245
Commercial and Industrial	1,336,004	218,096	66,317	31,912	1,652,329
Construction	117,919	—	—	—	117,919
Lease Financing	77,153	1,761	2,642	—	81,556
Total Commercial	5,405,291	642,417	234,509	36,832	6,319,049
Consumer
Residential Mortgage	4,781,466	5,325	70,963	169	4,857,923
Home Equity	2,044,491	34	46,943	—	2,091,468
Automobile	539,117	—	105,078	27,402	671,597
Other	373,290	—	49,887	8,122	431,299
Total Consumer	7,738,364	5,359	272,871	35,693	8,052,287
Total Loans and Leases	$13,143,655	$647,776	$507,380	$72,525	$14,371,336
Percentage of Total Loans and Leases	91%	4%	4%	1%	100%

December 31, 2025 [2]
Commercial
Commercial Mortgage	$3,666,602	$361,865	$172,338	$4,986	$4,205,791
Commercial and Industrial	1,358,296	143,658	69,951	12,340	1,584,245
Construction	208,584	—	—	—	208,584
Lease Financing	84,122	2,194	1,987	—	88,303
Total Commercial	5,317,604	507,717	244,276	17,326	6,086,923
Consumer
Residential Mortgage	4,699,089	5,388	70,767	258	4,775,502
Home Equity	2,070,246	37	44,526	—	2,114,809
Automobile	548,585	—	109,983	31,808	690,376
Other	358,190	—	48,511	7,739	414,440
Total Consumer	7,676,110	5,425	273,787	39,805	7,995,127
Total Loans and Leases	$12,993,714	$513,142	$518,063	$57,131	$14,082,050
Percentage of Total Loans and Leases	92%	4%	4%	0%	100%
1For secured loans and leases, classification is made based on where the collateral is located. For unsecured loans and leases, classification is made based on the location where the majority of the borrower’s business operations are conducted.
2Certain prior period information has been reclassified to conform to the current year presentation.

Our commercial and consumer lending activities are concentrated primarily in Hawai‘i. Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits for customers whose operations and assets extend beyond Hawai‘i.

Other Assets
Table 9 presents the major components of other assets.

Other Assets				Table 9
(dollars in thousands)	September 30, 2026	December 31, 2025	Dollar Change	Percent Change
Low-Income Housing Investments	$196,532	$224,714	$(28,182)	(12.5)%
Deferred Tax Assets and Tax Receivable	165,510	138,350	27,160	19.6
Derivative Financial Instruments	154,815	99,581	55,234	55.5
Federal Home Loan Bank of Des Moines Stock	48,025	34,750	13,275	38.2
Federal Reserve Bank Stock	31,195	30,770	425	1.4
Prepaid Expenses	28,801	24,156	4,645	19.2
Accounts Receivable	18,345	15,569	2,776	17.8
Deferred Compensation Plan Assets	13,114	15,959	(2,845)	(17.8)
Foreclosed Real Estate	171	295	(124)	(42.0)
Other	51,800	47,877	3,923	8.2
Total Other Assets	$708,308	$632,021	$76,287	12.1%
Low-income housing investments decreased by $28.2 million or 13% due to the amortization of existing investments. Deferred tax assets and tax receivable increased by $27.2 million or 20% primarily due to book-to-tax differences related to an increase in unrealized losses on investment securities during the nine months ended September 30, 2026. Derivative financial instruments increased by $55.2 million or 55%, primarily due to increasing fair values of our interest rate swaps impacted by prevailing interest rates. Federal Home Loan Bank of Des Moines stock increased by $13.3 million or 38% primarily due to an increase in overnight borrowings.
Deposits
Table 10 presents the composition of our deposits by major customer categories.

Deposits				Table 10
(dollars in thousands)	September 30, 2026	December 31, 2025	Dollar Change	Percent Change
Consumer	$10,432,007	$10,466,617	$(34,610)	(0.3)%
Commercial	7,977,291	8,597,265	(619,974)	(7.2)
Public and Other	2,072,260	2,124,613	(52,353)	(2.5)
Total Deposits	$20,481,558	$21,188,495	$(706,937)	(3.3)%
Total deposits were $20.5 billion as of September 30, 2026, a decrease of $706.9 million or 3.3% from December 31, 2025. Commercial deposits decreased by $620.0 million due to decreases of $334.4 million in noninterest-bearing demand deposits, $272.6 million in savings deposits, and $36.9 million in interest-bearing demand deposits, partially offset by an increase of $23.9 million in time deposits.
Table 11 presents the composition of our savings deposits.

Savings Deposits				Table 11
(dollars in thousands)	September 30, 2026	December 31, 2025	Dollar Change	Percent Change
Regular Savings	$5,540,591	$5,383,975	$156,616	2.9%
Money Market	3,054,441	3,357,115	(302,674)	(9.0)
Total Savings Deposits	$8,595,032	$8,741,090	$(146,058)	(1.7)%
The increase in Regular Savings was primarily due to increases in consumer deposits of $122.4 million, public deposits of $23.0 million, and commercial deposits of $11.2 million. The decrease in Money Market was primarily due to decreases in commercial deposits of $283.9 million and consumer deposits of $18.8 million.

Table 12 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 12
(dollars in thousands)	September 30, 2026	December 31, 2025	Change
Remaining maturity:
Three months or less	$754,718	$613,444	$141,274
After three through six months	264,838	396,599	(131,761)
After six through twelve months	355,525	320,938	34,587
After twelve months	19,760	86,151	(66,391)
Total	$1,394,841	$1,417,132	$(22,291)
Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $50.0 million as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, our remaining repurchase agreement was at a fixed interest rate of 3.89% with a remaining maturity of 3.13 years. Our repurchase agreement was accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities. Our remaining repurchase agreement with a private institution may be terminated at earlier specified dates by either the private institution or the Company. See Note 6 Securities Sold Under Agreements to Repurchase to the unaudited Consolidated Financial Statements for more information.
Other Debt
Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	September 30, 2026	December 31, 2025	Dollar Change
Federal Home Loan Bank of Des Moines ("FHLB") Term Advances	$500,000	$550,000	$(50,000)
Short-Term Borrowings	345,000	—	345,000
Finance Lease Obligations	8,098	8,176	(78)
Total	$853,098	$558,176	$294,922
Other debt was $853.1 million as of September 30, 2026, an increase of $294.9 million from the prior year. The increase was primarily due to $345.0 million in overnight borrowings from the Federal Home Loan Bank of Des Moines, to provide short-term funding to facilitate loan and deposit activity. This increase was partially offset by the maturity of a $50.0 million FHLB term advance in May 2026. As of September 30, 2026, our available borrowing capacity under our line of credit with the FHLB was $2.1 billion.

Analysis of Business Segments
Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.
Table 14 summarizes net income (loss) from our business segments. Additional information about segment performance is presented in Note 9 Business Segments to the unaudited Consolidated Financial Statements.

Business Segment Net Income								Table 14
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change	2026	2025	Dollar Change	Percent Change
Consumer Banking	$39,879	$29,918	$9,961	33.3%	$110,038	$89,107	$20,931	23.5%
Commercial Banking	37,474	33,091	4,383	13.2	113,999	95,474	18,525	19.4
Total	77,353	63,009	14,344	22.8	224,037	184,581	39,456	21.4
Treasury and Other	(13,095)	(9,664)	(3,431)	(35.5)	(38,548)	(39,614)	1,066	2.7
Consolidated Total	$64,258	$53,345	$10,913	20.5%	$185,489	$144,967	$40,522	28.0%

Consumer Banking
Net income increased by $10.0 million or 33% in the third quarter of 2026 compared to the same period last year, primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the provision for loan losses. Net interest income increased by $16.5 million or 17%, primarily due to higher deposit spreads on savings and interest-bearing checking balances. Noninterest income increased by $2.1 million or 6%, primarily due to higher annuity and insurance fees, trust and asset management fees, and investment advisor fees, partially offset by lower debit card income. Noninterest expense increased by $4.5 million or 5%, primarily due to higher administrative and support unit costs and higher salaries and benefits expenses.

Net income increased by $20.9 million or 23% in the first nine months of 2026 compared to the same period last year, primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $41.6 million or 13%, primarily due to higher deposit spreads on savings and interest-bearing checking balances. Noninterest income increased by $4.3 million or 4% primarily due to higher trust and asset management fees, annuity and insurance fees, and overdraft fees. These increases were partially offset by lower debit card income and credit card commissions. Noninterest expense increased by $16.6 million or 6%, primarily due to higher administrative and support unit costs and higher salaries and benefits expense.

Commercial Banking
Net income increased by $4.4 million or 13% in the third quarter of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest income increased by $9.1 million or 17%, primarily due to higher spreads on deposits, which increased segment net interest income under our funds transfer pricing methodology, and average balances on interest bearing and noninterest bearing demand deposits, commercial and industrial loans, and commercial mortgages. These increases were partially offset by declines in construction loan balances, savings and time deposits, and lower loan spreads. Noninterest income decreased by $5.2 million or 54%, primarily due to a reduction in merchant revenue following the sale of the Bank’s merchant services portfolio in the fourth quarter of 2025, lower customer derivative program revenue, loan fees, and money market fund shareholder servicing fees, partially offset by increased account analysis fees. Noninterest expense decreased by $2.2 million or 11%, primarily due to lower merchant transaction processing fees, salaries and benefits, professional fees, and administrative and support unit costs, and treasury expenses. These decreases were partially offset by increases in equipment and branch expenses.

Net income increased by $18.5 million or 19% in the first nine months of 2026 compared to the same period last year, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. Net interest income increased by $25.7 million or 14%, primarily due to higher spreads on deposits, which increased segment net interest income under our funds transfer pricing methodology, as well as higher average balances in interest bearing and noninterest bearing demand deposits and commercial mortgages. These increases were partially offset by lower commercial and industrial and construction loan balances, along with declines in savings and time deposits. Noninterest income decreased by $10.9 million or 47%, primarily due to a reduction in merchant revenue following the sale of the Bank’s merchant services portfolio in the fourth quarter of 2025, as well as lower customer derivative program revenue, loan fees, gains on sale of leased assets, and money market fund shareholder servicing fees. These decreases were partially offset by increased account analysis and letters of credit fees. Noninterest expense decreased by $8.0 million or 14%, primarily due to lower merchant transaction processing fees, salaries and benefits, professional fees, and administrative, support unit and treasury expenses. These decreases were partially offset by increases in equipment charges, data processing, excise taxes, and branch expense.

Treasury and Other
Net loss increased by $3.4 million or 36% in the third quarter of 2026 compared to the same period last year, primarily due to an increase in net interest expense. Net interest expense increased by $6.2 million or 46%, primarily due to a decline in deposit balances, partially offset by an increase in interest income from higher earning asset yields. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

Net loss decreased by $1.1 million or 3% in the first nine months of 2026 compared to the same period last year, primarily due to a decrease in net interest expense. Net interest expense decreased by $1.2 million or 2%, primarily due to an increase in interest income from higher earning asset yields. The provision for credit losses and income taxes in this business segment represents the residual amounts to arrive at the total amount for the Company.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	September 30, 2026	December 31, 2025	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial Mortgage	$32,500	$2,085	$30,415
Commercial and Industrial	1,622	1,940	(318)
Total Commercial	34,122	4,025	30,097
Consumer
Residential Mortgage	5,068	5,382	(314)
Home Equity	4,051	4,469	(418)
Total Consumer	9,119	9,851	(732)
Total Non-Accrual Loans and Leases	43,241	13,876	29,365
Foreclosed Real Estate	171	295	(124)
Total Non-Performing Assets	$43,412	$14,171	$29,241
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$12,125	$8,834	$3,291
Home Equity	2,845	2,152	693
Automobile	919	520	399
Other	679	753	(74)
Total Consumer	16,568	12,259	4,309
Total Accruing Loans and Leases Past Due 90 Days or More	$16,568	$12,259	$4,309
Total Loans and Leases	$14,371,336	$14,082,050	$289,286
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.30%	0.10%	0.20%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.30%	0.10%	0.20%
Ratio of Non-Performing Assets to Total Assets	0.18%	0.06%	0.12%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.54%	0.07%	0.47%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.12%	0.13%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.42%	0.19%	0.23%
Changes in Non-Performing Assets
Balance as of December 31, 2025	$14,171
Additions	34,217
Reductions
Payments	(4,056)
Return to Accrual Status	(790)
Charge-offs/Write-downs	(130)
Total Reductions	(4,976)
Balance as of September 30, 2026	$43,412

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
Non-accrual loans and leases as of September 30, 2026 were $43.2 million, an increase of $29.4 million or 212% from December 31, 2025. This increase was primarily due to a commercial mortgage being placed on non-accrual status in the third quarter of 2026 due to borrower specific circumstances on this particular loan that occurred during the quarter and is not believed to represent broader credit deterioration in the loan portfolio. As of September 30, 2026, our residential mortgage non-accrual loans were comprised of 14 loans with a weighted average current loan-to-value ratio of 73%. As of September 30, 2026, our home equity non-accrual loans were comprised of 50 loans with a weighted average current loan-to-value ratio of 52%.
Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Foreclosed real estate was $0.2 million as of September 30, 2026 compared to $0.3 million as of December 31, 2025.
Loans and Leases Past Due 90 Days or More and Still Accruing Interest
Loans and leases past due 90 days or more and still accruing interest were $16.6 million as of September 30, 2026, a $4.3 million or 35% increase from December 31, 2025. The increase was primarily in our residential mortgage and home equity portfolios due to an increase in delinquencies. This category includes loans and leases that are well-secured and in the process of collection, as well as loans and leases that have not reached the specified past due status to be placed on non-accrual.

Reserve for Credit Losses
Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$149,276	$150,128	$148,403	$150,649
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(168)	(171)	(783)	(1,776)
Consumer
Residential Mortgage	(16)	—	(31)	—
Home Equity	(253)	(28)	(478)	(258)
Automobile	(1,799)	(1,368)	(4,951)	(4,372)
Other	(2,477)	(2,392)	(7,271)	(7,273)
Total Loans and Leases Charged-Off	(4,713)	(3,959)	(13,514)	(13,679)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial Mortgage	—	—	1,617	—
Commercial and Industrial	41	98	166	253
Consumer
Residential Mortgage	8	58	41	80
Home Equity	58	177	272	485
Automobile	754	559	1,959	1,749
Other	538	490	1,668	1,514
Total Recoveries on Loans and Leases	1,399	1,382	5,723	4,081
Net Charged-Off - Loans and Leases	(3,314)	(2,577)	(7,791)	(9,598)
Provision for Credit Losses:
Loans and Leases	2,489	2,812	7,195	9,848
Unfunded Commitments	261	(312)	905	(848)
Total Provision for Credit Losses	2,750	2,500	8,100	9,000
Balance at End of Period	$148,712	$150,051	$148,712	$150,051
Components
Allowance for Credit Losses - Loans and Leases	$146,170	$148,778	$146,170	$148,778
Reserve for Unfunded Commitments	2,542	1,273	2,542	1,273
Total Reserve for Credit Losses	$148,712	$150,051	$148,712	$150,051
Average Loans and Leases Outstanding	$14,305,379	$13,982,003	$14,203,547	$14,030,773
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.09%	0.07%	0.07%	0.09%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [1]	1.02%	1.06%	1.02%	1.06%
1The numerator comprises the Allowance for Credit Losses - Loans and Leases.

Allowance for Credit Losses (the “Allowance”)
As of September 30, 2026, the Allowance was $146.2 million or 1.02% of total loans and leases outstanding compared with an Allowance of $146.8 million or 1.04% of total loans and leases outstanding as of December 31, 2025.

Net charge-offs on loans and leases for the three and nine months ended September 30, 2026 were $3.3 million or 0.09% and $7.8 million or 0.07%, respectively of total average loans and leases on an annualized basis, compared to $2.6 million or 0.07% and $9.6 million or 0.09% of total average loans and leases on an annualized basis for the three and nine months ended September 30, 2025, respectively.
Reserve for Unfunded Commitments
The reserve for unfunded commitments was $2.5 million as of September 30, 2026, an increase of $0.9 million or 55% from December 31, 2025, primarily due to higher unfunded commitments in our commercial and industrial portfolio. The reserve for unfunded commitments is recorded in other liabilities in the unaudited consolidated statements of condition.
Provision for Credit Losses
For the three and nine months ended September 30, 2026, the provision for credit losses was $2.8 million and $8.1 million, respectively, compared to $2.5 million and $9.0 million for the same respective periods last year. The increase in the provision for credit losses for the three months ended September 30, 2026 was primarily due to an increase in the reserve for unfunded commitments. The decrease in the provision for credit losses for the nine months ended September 30, 2026 was primarily due to a $1.6 million recovery of a commercial mortgage loan in the first quarter of 2026.

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
We utilize two management guidelines to measure our interest rate risk exposure: 1) net interest income (“NII”) sensitivity, and 2) economic value of equity (“EVE”) sensitivity. NII and EVE sensitivities measure the estimated percentage change in forward looking net-interest income and economic value, respectively, under instantaneous parallel shocks of the yield curve ranging from -400 basis points to +400 basis points. We measure NII sensitivity over two successive 12-month periods to evaluate interest rate risk over short-term and medium-term time horizons. EVE sensitivity, which captures the present value of all on and off-balance sheet positions, measures interest rate risk over a long-term time horizon. The results are measured relative to established limits and early warning indicators that ensure that fluctuation in income and valuation in both up and down rate shocks remain within levels approved by the Asset and Liability Management Committee (“ALCO”) and the Board of Directors. While we recognize that instantaneous parallel shocks of the entire yield curve are unrealistic, we believe that the application of immediate shocks provides us with a sufficient range of sensitivities to frame our risk exposures. We pay particular attention to the rate shock sensitivities within the range of +/-200 basis points, as we believe this range represents the highest probability of rate movements that could occur in the near to medium term. As of September 30, 2026, we remained within applicable policy limits for such scenarios.
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
Changes in interest rates may have a material impact on earnings and valuation due to balance sheet cash flow, maturity structure and repricing frequency. The investment portfolio and loan portfolios have significant repricing volumes and cash flows from maturities and paydowns, providing opportunities to redeploy funds in order to respond to changes in the rate environment. These assets are primarily funded by deposit balances, which generally have an indeterminate life. Historically, our deposit base consists primarily of core consumer and commercial deposit relationships. While we strive to position our balance sheet to organically reduce volatility in earnings and valuation, primarily through our funding and investment portfolio positioning, as well as product pricing strategies, we have also established a hedging program designed to allow us to adjust the duration of our earning assets synthetically. As of September 30, 2026, our hedging program consisted primarily of pay-fixed interest rate swaps. As interest rates change, we may use different instruments to manage interest rate risk, including caps, floors, swaptions and other commonly utilized derivative instruments. See Note 10 Derivative Financial Instruments to the unaudited Consolidated Financial Statements.
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
We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17a presents as of September 30, 2026 and December 31, 2025, an estimate of the change in net interest income over the next twelve months that would result from an immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the consolidated statements of condition and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 17a
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$(11,071)	(1.7)%	$32,646	5.2%
+300	(6,164)	(1.0)	27,489	4.4
+200	(2,178)	(0.3)	20,696	3.3
+100	(2,132)	(0.3)	11,458	1.8
-100	11,205	1.7	(8,525)	(1.4)
-200	16,907	2.6	(20,383)	(3.3)
-300	(10,621)	(1.7)	(48,664)	(7.8)
-400	(64,455)	(10.0)	(86,935)	(13.9)
Compared with December 31, 2025, the balance sheet became less sensitive to both rising and declining rate environments, reflecting changes in balance sheet composition, a reduction in active pay-fixed interest rate swap positions, and a recalibration of assumptions regarding deposit repricing behavior and asset prepayment behavior.

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

Economic Value of Equity Sensitivity Profile				Table 17b
	Impact on Economic Value of Equity
(dollars in thousands)	September 30, 2026		December 31, 2025
Immediate Change in Interest Rates (basis points)
+400	$(816,922)	(24.3)%	$(676,020)	(21.0)%
+300	(626,025)	(18.7)	(519,819)	(16.2)
+200	(422,483)	(12.6)	(353,098)	(11.0)
+100	(211,265)	(6.3)	(177,928)	(5.5)
-100	255,594	7.6	196,634	6.1
-200	455,723	13.6	356,504	11.1
-300	440,916	13.1	315,375	9.8
-400	189,870	5.7	106,004	3.3
Compared to December 31, 2025, EVE sensitivity reflected a moderate increase, as changes in balance sheet composition and derivatives activity combined with a recalibration of assumptions regarding deposit repricing behavior and asset prepayment behavior, resulted in a decrease in estimated duration of liabilities.

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
We maintain access to ample sources of readily available contingent liquidity. As of September 30, 2026, we had pledged loans and investment securities to the Federal Reserve Discount Window and had remaining borrowing capacity of $7.5 billion. We are also a member of the FHLB. As of September 30, 2026, we had pledged loans to the FHLB and had remaining borrowing capacity of $2.1 billion.
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

General market and economic conditions will impact our ability to borrow funds from external sources, as well as the cost of such borrowing both in terms of rate, as well as haircuts on collateral pledged to support such borrowings. Although a significant portion of our investment securities were in an unrealized loss position as of September 30, 2026, we believe we have sufficient access to various forms of liquidity that would alleviate the need to liquidate these investment securities and realize the losses.
We continued our focus on maintaining a strong liquidity position. As of September 30, 2026, cash and cash equivalents were $442.0 million, the carrying value of our AFS investment securities was $3.5 billion, and total deposits were $20.5 billion. As of September 30, 2026, our AFS investment securities portfolio was comprised of securities with an average base duration of approximately 3.27 years, excluding the impact from our interest rate swaps.
Capital Management
We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.
The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies and the Division of Financial Institutions, an agency of the State of Hawai‘i Department of Commerce and Consumer Affairs. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulations intended to ensure capital adequacy. As of September 30, 2026, the Company’s capital levels remained characterized as “well-capitalized.” There have been no conditions or events since September 30, 2026, that management believes have changed either the Company’s or the Bank’s capital classifications. The Company’s regulatory capital ratios are presented in Table 18 below.
Table 18 presents our regulatory capital and ratios as of September 30, 2026 and December 31, 2025.

Regulatory Capital and Ratios		Table 18
(dollars in thousands)	September 30, 2026	December 31, 2025
Regulatory Capital [1]
Total Common Shareholders’ Equity	$1,481,076	$1,506,212
Adjustments:
Goodwill, Net of Deferred Tax Liabilities	(28,746)	(28,746)
Deferred Tax Assets from Tax Credit Carryforwards	(3,567)	(2,191)
Postretirement Benefit Liability	19,585	20,253
Net Unrealized Losses on Investment Securities [2]	288,068	224,185
Other	9,098	9,097
Common Equity Tier 1 Capital	1,765,514	1,728,810
Preferred Stock, Net of Issuance Cost	336,101	336,101
Tier 1 Capital	2,101,615	2,064,911
Allowable Reserve for Credit Losses	148,712	148,404
Total Regulatory Capital	$2,250,327	$2,213,315
Risk-Weighted Assets	$14,587,549	$14,246,238
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.10%	12.14%
Tier 1 Capital Ratio	14.41	14.49
Total Capital Ratio	15.43	15.54
Tier 1 Leverage Ratio	8.79	8.57
1Regulatory capital ratios as of September 30, 2026 are preliminary.
2Includes unrealized gains and losses related to the Company’s reclassification of AFS investment securities to the HTM category.

Shareholders' Equity
As of September 30, 2026, shareholders’ equity was $1.8 billion, a decrease of $25.1 million or 1.4% from December 31, 2025. The decrease was attributed to cash dividends declared of $84.1 million on common shares, other comprehensive loss of $63.2 million, common stock repurchased under the share repurchase program of $52.3 million, cash dividends declared of $15.8 million on preferred shares, and common stock repurchased of $12.1 million related to taxes withheld for share-based compensation, partially offset by net income of $185.5 million, share-based compensation of $13.2 million. During the nine months ended September 30, 2026, our other comprehensive loss was $63.2 million compared to other comprehensive income of $67.1 million during the same period last year. This change was primarily due to a decline in the fair value of our AFS investment portfolio caused by the rise in interest rates.
During the nine months ended September 30, 2026, we repurchased 665,965 shares of common stock at an average cost per share of $78.52 and total cost of $52.3 million under the share repurchase program. Remaining buyback authority under our share repurchase program was $68.7 million as of September 30, 2026. In October 2026, the Parent's Board of Directors increased the authorization under the share repurchase program by $200 million, which increased the total remaining buyback authority under the share repurchase program to $268.7 million. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
In October 2026, the Parent’s Board of Directors declared quarterly dividend payments of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share and its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, of $20.00 per share, equivalent to $0.5000 per depositary share. The dividends on the Series A Preferred Stock and Series B Preferred Stock will be payable on November 2, 2026, to shareholders of record at the close of business on October 16, 2026.
In October 2026, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares. The dividend will be payable on December 14, 2026, to shareholders of record of the common stock at the close of business on November 30, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Parent’s repurchases of its common stock during the third quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2026	21,822	$81.55	16,800	$87,546,628
August 1 - 31, 2026	179,248	79.42	179,248	73,310,038
September 1 - 30, 2026	59,826	77.03	59,826	68,701,786
Total	260,896	$79.05	255,874
1During the third quarter of 2026, 5,022 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2The share repurchase program was first announced in July 2001 with an initial authorization to repurchase $70 million in shares of common stock. The Board increased the share repurchase program, most recently in October 2026 by $200 million. The share repurchase program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date:	October 26, 2026		Bank of Hawaii Corporation

		By:	/s/ James C. Polk
James C. Polk
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Bradley S. Satenberg
Bradley S. Satenberg
Chief Financial Officer (Principal Financial Officer)